Form 10-Q
period 1997-03-31
PHYSICIANS SPECIALTY CORP
filed 1997-05-14
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     OR

     For the quarterly period ended: March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                         to
                                    ------------------------  ------------------

Commission file Number: 000-22197

                          Physicians' Specialty Corp.
       --------------------------------------------------------------
                          (Exact Name of Registrant as
                           Specified in its charter)


             Delaware                               58-2251438
-----------------------------------    ---------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                    5555 Peachtree Dunwoody Road, Suite 235
                             Atlanta, Georgia 30342
              --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404-256-7535
              --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes              No   X
                              ------           -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 5,904,648 shares of common stock, par value $.001 per share, outstanding as of May 12, 1997.

                          Physicians' Specialty Corp.
                                     Index


                         Part 1 - Financial Information

Item 1. Financial Statements
        Consolidated Balance Sheets at December 31, 1996
        and March 31, 1997............................................................................................     3

        Consolidated Statement of Operations
        for the Three Months
        Ended March 31, 1997..........................................................................................     4

        Consolidated  Statement of Cash Flows
        for the Three Months
        Ended March 31, 1997..........................................................................................     5

        Notes to Consolidated Financial Statements....................................................................   6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................................................................  9-12

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K..............................................................................    13

                          PHYSICIANS' SPECIALTY CORP.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                        December 31            March 31
                                                                           1996                  1997
                                                                           ----                  ----
                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $     123,540        $     15,986,975
      Accounts receivable, net                                               26,976               4,041,085
      Notes Receivable                                                            0                  19,003
      Prepayments and other                                                       0                  56,559
                                                                      -------------        ----------------
                                                                            150,516              20,103,622

PROPERTY AND EQUIPMENT, net                                                  19,897               1,583,709
OTHER ASSETS                                                                442,567                  48,838
                                                                      -------------        ----------------

         Total Assets                                                 $     612,980        $     21,736,169
                                                                      =============        ================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes Payable                                                   $     505,000        $      2,112,198
      Accounts payable and Accrued expenses                                 118,270               1,908,682

      Deferred income taxes                                                       0               1,169,198
                                                                      -------------        ----------------
                                                                            623,270               5,190,078

SHAREHOLDERS' EQUITY:
      Common stock, $.001 par value; 50,000,000 shares authorized;
         issued: 599,893 in 1996 and 5,904,648 in 1997                          600                   5,905
      Additional paid-in capital                                            343,711              16,874,614
      Retained earnings (deficit)                                          (354,601)               (334,428)
                                                                      -------------        ----------------
         Total shareholders' equity                                         (10,290)             16,546,091
                                                                      -------------        ----------------
         Total liabilities and shareholders'                          $     612,980        $     21,736,169
                                                                      =============        ================



         See accompanying notes to consolidated financial statements.

                         PHYSICIANS' SPECIALTY CORP.

                      Consolidated Statement of Operations

                                 (Unaudited)

                                                 Three Months Ended
                                                   March 31, 1997
                                                   --------------
                                                     (Unaudited)

Patient service revenues                           $      26,361
Capitation revenues                                       55,848
Management fees                                          156,742
                                                   -------------
          Net revenue                                    238,951

Expenses
     Provider claims, wages, benefits                    183,505
     General and administrative                           32,784
     Depreciation and amortization                         2,784
                                                   -------------
Operating Expenses                                       219,073

Operating income (loss)                                   19,878
Other income (expense), net                               13,193
                                                   -------------
Pretax income (loss)                                      33,071
Provision for income taxes                                12,898
                                                   -------------
          Net income (loss)                        $      20,173
                                                   =============
Earnings per share                                 $        0.02
                                                   =============
Weighted average common and common equivalent
    shares outstanding                                 1,105,636


         See accompanying notes to consolidated financial statements.

                       PHYSICIANS' SPECIALTY CORPORATION

                      Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                                                   For the Period
                                                                                   January 1, 1997
                                                                                  to March 31, 1997
                                                                                  -----------------
OPERATING ACTIVITIES:
Net income                                                                         $       20,173
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                          2,784
     Compensation expense                                                                  48,000
     (Increase) decrease in assets:
          Accounts receivable                                                             (30,336)
          Notes receivable                                                                (19,003)
          Other assets                                                                    415,588
     Increase (decrease) in liabilities:
          Accounts payable                                                                (51,295)
          Accrued expenses                                                                 59,050
                                                                                   --------------
              Total adjustments                                                           424,788
                                                                                   --------------
              Net cash provided by operating activities                                   444,961

INVESTING ACTIVITIES:
     Capital expenditures                                                                 (13,256)
                                                                                   --------------

FINANCING ACTIVITIES:
     Borrowings under notes payable                                                       170,000
     Payoff of notes payable                                                             (146,364)
     Net proceeds from issuance of common stock, net of offering costs                 15,408,094
                                                                                   --------------
              Net cash provided by financing activities                                15,431,730
                                                                                   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              15,863,435
CASH AND CASH EQUIVALENTS, January 1, 1997                                                123,540
                                                                                   --------------
CASH AND CASH EQUIVALENTS, March 31, 1997                                          $   15,986,975
                                                                                   ==============


         See accompanying notes to consolidated financial statements.

                          Physicians' Specialty Corp.
           Notes to the Consolidated Financial Statements (Unaudited)
                                 March 31, 1997

Note 1. ORGANIZATION

     Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck ("ENT"). The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements.


Note 2. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and unaudited pro-forma combined financial statements and the notes thereto included in the Company's prospectus dated March 20, 1997.

     The Company's consolidated operations for the quarter ended March 31, 1997 consisted of only five business days in light of the closing of the Company's initial public offering ("IPO") and practice asset acquisitions on March 26, 1997. Because the Company was incorporated in July 1996 there is no comparative information available at or for the period ended March 31, 1996.

Note 3. REORGANIZATION

     Concurrently with the closing of the IPO, the Company acquired substantially all of the assets of Atlanta Ear, Nose & Throat Associates, P.C., three additional ENT practices in the metropolitan Atlanta area (collectively, "Atlanta ENT"), and one ENT practice in Birmingham, Alabama ("Birmingham ENT"). In addition the Company purchased the common stock of three corporations (the "ENT Networks") which at March 31, 1997 held, managed and administered capitated ENT managed care contracts covering an aggregate of 399,096 enrollees of health maintenance organizations ("HMOs") sponsored by United Healthcare of Georgia ("United Healthcare"), Aetna Health Plans of Georgia, ("Aetna") and Cigna HealthCare of Georgia ("Cigna").

     In connection with the acquisitions, the Company entered into management services agreements with the physician practices providing for the comprehensive management of the practices by the Company, while enabling the practices to retain authority over the provision of medical care. The management services agreement with Atlanta ENT provides for the assignment to the Company by Atlanta ENT of all or substantially all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable and grants to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement. The Company is responsible for the payment of operating and non-operating expenses of Atlanta ENT (excluding compensation to physicians and physician assistants) and is responsible to pay for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by Atlanta ENT. In addition, the Company retains a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Atlanta ENT, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement. In addition, the Company is entitled to incentive compensation under the management services agreement upon the receipt by the Company of specified maximum annual management fees. The remaining revenues are remitted to Atlanta ENT to pay physician and physician assistant compensation and benefits.

     Simultaneous with the acquisition of substantially all of the assets of Birmingham ENT, the physicians at Birmingham ENT entered into employment agreements with PSC Alabama, a wholly-owned subsidiary of the Company ("PSC Alabama"). The assignment of accounts receivable, realization of revenues, and allocation of costs and expenses are governed by a management services agreement between PSC Alabama and the Company which is substantially similar to the management services agreement between Atlanta ENT and the Company.

     At March 31, 1997 the Company was affiliated with 23 physicians, 1 dentist, and 26 allied healthcare professionals operating 19 clinical facilities


NOTE 4.  INITIAL PUBLIC  OFFERING
     On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the offering were approximately $14,981,000, and were and will be used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and working capital requirements.

NOTE 5. SUBSEQUENT EVENTS

        In April 1997 the Company announced that it received notification that Aetna is modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna is terminating its capitated managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians will be able to continue to provide services to Aetna enrollees subsequent to June 30, 1997 upon execution of new physician provider agreements. The Company anticipates that these new provider agreements will reimburse physicians on a modified fee-for-service basis. As described in Note 3, the Company's three capitated managed care contracts covered an aggregate of

399,096 enrollees at March 31, 1997 (of which 50,331 were enrollees covered by the Aetna contract). The Company does not believe the Aetna contract termination will have a material adverse effect on the Company's business, financial condition or results of operations.

     On April 30, 1997, the Company closed on a five year $20.0 million senior working capital and acquisition credit facility provided by NationsBank, N.A. (South). Advances under the credit facility will bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate with interest only payments required during the first three years of the credit agreement. Thereafter, in years four and five of the agreement, the term loan commitment will be reduced to $13,333,333 and $6,666,666 respectively. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company is a physician practice management company organized in July 1996 that provides management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck . The Company commenced business activities upon consummation of the reorganization, as described in
Note 3 of the Notes to Consolidated Financial Statements, on March 26, 1997. Prior to this date, the Company conducted only limited activities primarily consisting of acquiring computer hardware and negotiating the agreements relating to the reorganization and the initial public offering. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements.

     The Company's unaudited consolidated results for the quarter ended March 31, 1997 consisted of only five business days of operations following the consummation of the acquisition of the assets of the acquired practices which included Atlanta ENT and Birmingham ENT, and the acquisition of the common stock of the ENT Networks (the "Reorganization"). Each of the acquisitions was accounted for as a combination of promoter interest at historical costs, and was based upon the historical statements of each entity. The accounts receivable were generally purchased at the net realizable value.

     The Company's relationships with its affiliated physicians are set forth in various asset acquisition agreements, management services agreements, and physician employment agreements. The management services agreements, which have a term of 40 years, delineate the responsibilities and obligations of the physician practices and the Company. In connection with the Reorganization, the Company entered into management services agreements with Atlanta ENT and with PSC Alabama (which directly employed the physicians of Birmingham ENT. These management services agreements provide for the affiliated practices to assign to the Company all of its non-governmental accounts receivable and all of its right and interest in the proceeds of its governmental accounts receivable and grant to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement.

     The Company is responsible for the payment of operating expenses of the affiliated physician practices, including salaries and benefits of non-medical employees of the practices, lease obligations for office space and equipment, medical and office supplies, and the non-operating expenses of the affiliated physician practices, including depreciation, amortization and interest. The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated physician practices. In addition, under the management services agreements with Atlanta ENT and PSC Alabama, the Company retains as a part of its management fee, a stipulated percentage (12.5%) of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice, as payment for the Company's management services and non-allocable costs incurred by the Company attributable to the provision of management services. Contractual allowances are the difference between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under indemnity arrangements, managed care contracts and preferred provider arrangements.


     Under the management services agreements with Atlanta ENT and PSC Alabama, the Company retains on an annual basis, 12.5% of affiliated physician practice revenue until such revenue equals 150% of such practice's annual revenue in the year prior to its affiliation with the Company (the "Threshold Amount"). In the event the affiliated practice's revenue exceeds the Threshold Amount in any fiscal year, the Company is entitled to incentive compensation (in lieu of the 12.5% amount) for the remainder of such fiscal year in amounts ranging from 20% to 25% of the affiliated practice's income (net practice revenues less practice expenses), prior to the payment of physician compensation and benefits. The Company will remit the remaining revenues to the affiliated practice to pay compensation and benefits to physicians pursuant to employment agreements between the practice and each physician, and to physician assistants. The percentage components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future.

     At March 31, 1997 the ENT Networks held capitated managed care contracts with Cigna, Aetna, and United Healthcare which require the ENT Networks to contract for the provision of substantially all of the ENT medical and surgical services required by the enrollees of these HMOs in the Atlanta market. In exchange, the ENT Networks receive pre-determined amounts per patient per month. The ENT Networks have contracted with participating physicians, including those at Atlanta ENT, to provide substantially all of such medical services in exchange for compensation on a discounted fee-for-service basis. Such contracts pass much of the financial risk of providing care, such as over-utilization from the payor to the provider.

     In April 1997 the Company announced that it received notification that Aetna is modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna is terminating its capitated managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians will be able to continue to provide services to Aetna enrollees subsequent to June 30, 1997 upon execution of new physician provider agreements. The Company anticipates that these new provider agreements will reimburse physicians on a modified fee-for-service basis. The Company's three capitated managed care contracts covered an aggregate of 399,096 enrollees at March 31, 1997 (of which 50,331 were enrollees covered by the Aetna contract). Excluding the Aetna enrollees, the number of enrollees covered under the remaining contracts with United Healthcare and Cigna increased at March 31, 1997 by 9.5% from the number of enrollees at December 31, 1996. As a result of the foregoing, the Company does not believe the Aetna contract termination will have a material adverse effect on the Company's business, financial condition or results of operation.

     The Company's revenues are derived (i) under the management services agreement with Atlanta ENT, (ii) from patient service revenues generated by the Company's wholly-owned subsidiary, PSC Alabama, which directly employs the Birmingham ENT physicians, and (iii) under capitated managed care contracts held by the ENT Networks, which are wholly-owned subsidiaries of the Company.

     Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's limited operating history and risks relating to acquisitions and managing growth; dependence on affiliated physicians; dependence on managed care organizations and risks associated with capitated arrangements, including potential reductions in reimbursement; competition; regulatory risks; risks relating to credit facility and substantial leverage; and other risks.



RESULTS OF OPERATIONS

     Net revenues were $238,951 for the quarter ended March 31, 1997, consisting of $156,742 of management fees, $26,361 of patient service revenue, and $55,848 of capitated revenue.

     Total operating expenses were $219,074 for the quarter ended March 31, 1997 consisting largely of provider claims, wages and benefits and administrative expenses.

     Interest income of $13,193 was earned for the quarter ended March 31, 1997 as a result of the investment of the IPO proceeds for a five day period.

     The provision for income taxes was established at an estimated 39% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities for the three month period ended March 31, 1997 was $432,063, while cash used in investing activities was $13,256. Cash provided by financing activities was $15,432,000 for the three month period primarily due to the net proceeds received from the Company's initial public offering of 2.2 million shares of common stock

     As of March 31, 1997 the Company had working capital of $14,913,544 including cash and cash equivalents of $15,986,975.

     During April, 1997, the Company repaid outstanding indebtedness in the aggregate amount of $1,764,843 incurred in conjunction with the Reorganization and assumption of certain liabilities of certain of the physician practices, the assets of which were acquired in the Reorganization.

     On April 30, 1997 the Company closed on a five year $20.0 million senior working capital and acquisition credit facility provided by NationsBank, N.A. (South). Advances under the credit facility will be governed by a borrowing base formula and will bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate with interest only payments required during the first three years of the agreement. Thereafter, in years four and five of the agreement, the term loan commitment is reduced to $13,333,333 and $6,666,666, respectively. The bank credit facility contains affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios including the ratio of funded debt (as defined in the credit agreement) to earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement); the ratio of funded debt to net worth; the ratio of current assets to current liabilities; and debt service and interst coverage ratios, and sets certain restrictions on investments, mergers and sale of assets. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired.

     The Company is currently in discussions related to the acquisition of the assets or the equity of additional ENT and complimentary physician practices, although it has not executed definitive agreements with respect to any specific acquisition. The Company intends to fund future acquisitions with cash or cash equivalents, borrowings under the bank credit facility, issuance of long-term or short-term indebtedness and/or the issuance of additional equity securities. There can be no assurance as to the terms of any such acquisitions or as to the Company's ability to complete future acquisitions.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.33 Credit agreement by and between Physicians' Specialty Corp. and NationsBank, N.A. (South) dated April 30, 1997.

     27     Financial Data Schedule (For SEC use only)

(b) Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHYSICIANS' SPECIALTY CORP.


DATE  May 14, 1997                  /s/ Robert A. DiProva
      ------------                  ----------------------------
                                    Robert A. DiProva
                                    Executive Vice President and
                                    Chief Financial Officer