Form 10-Q
period 1997-06-30
PHYSICIANS SPECIALTY CORP
filed 1997-08-14
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     OR

     For the quarterly period ended: June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

Commission file Number: 0-22197

                          Physicians' Specialty Corp.
                 ---------------------------------------------
                          (Exact Name of Registrant as
                           Specified in its charter)

           Delaware                                      58-2251438
------------------------------------         ----------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                    5555 Peachtree Dunwoody Road, Suite 235
                             Atlanta, Georgia 30342
                 ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404-256-7535
                               ------------------
              (Registrant's telephone number, including area code)

                                      N/A
                 ---------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X             No
                                ------            -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 6,236,849 shares of common stock, par value $.001 per share, outstanding as of August 12, 1997.

                          Physicians' Specialty Corp.
                          ---------------------------
                                     Index
                                     -----

                         Part 1 - Financial Information
                         ------------------------------

Item 1. Financial Statements

         Consolidated Balance Sheets at December 31, 1996
         and June 30, 1997 ......................................................................  1

         Consolidated Statements of Operations
         for the Three and Six Months............................................................  2
         Ended June 30, 1997

         Consolidated  Statement of Cash Flows
         for the Six Months......................................................................  3
         Ended June 30, 1997

         Notes to Consolidated Financial Statements .............................................  4

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..........................................  9

                          Part II - Other Information
                          ---------------------------
Item 5.  Other
Information...................................................................................... 14

Item 6. Exhibits and Reports on Form 8-K......................................................... 14

                          PHYSICIANS' SPECIALTY CORP.
                     Condensed Consolidated Balance Sheets
                                   Unaudited

                                                                   December 31      June 30
                                                                       1996           1997
                                                                       ----           ----
                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $ 123,540    $14,727,341

     Accounts receivable, net                                          26,976      3,984,024

     Notes Receivable                                                       0         62,226

     Prepayments and other                                                  0         14,453
                                                                    ---------    -----------
               Total current assets                                   150,516     18,788,044

PROPERTY AND EQUIPMENT, net                                            19,897      1,642,587

OTHER ASSETS                                                          442,567        370,602
                                                                    ---------    -----------
               Total Assets                                         $ 612,980    $20,801,233
                                                                    =========    ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Notes payable                                                  $ 505,000    $         0

     Accounts payable and accrued expenses                            118,270      2,574,074

     Deferred income taxes                                                  0      1,169,198
                                                                    ---------    -----------
               Total current liabilities                              623,270      3,743,272

SHAREHOLDERS' EQUITY:

     Common stock, $.001 par value; 50,000,000 shares authorized;
     issued: 599,893 in 1996 and 5,904,648 in 1997                        600    $     5,905

     Additional paid-in capital                                       343,711     16,874,614

     Retained earnings (deficit)                                     (354,601)       177,442
                                                                    ---------    -----------
                Total shareholders' equity                            (10,290)    17,057,961
                                                                    ---------    -----------
                Total liabilities and shareholders' equity          $ 612,980    $20,801,233
                                                                    =========    ===========



          See accompanying notes to consolidated financial statements

                          PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statement of Operations
                                  (Unaudited)


                                        Three Months Ended   Six Months Ended
                                          June 30, 1997       June 30, 1997
                                         ----------------    ----------------
Patient service revenue - net                   $  293,814   $  320,175
Capitation revenue                               1,301,703    1,357,551
Management fees                                  2,668,918    2,825,660
                                                ----------   ----------
          Total revenue                          4,264,435    4,503,386

Expenses
     Provider claims, wages, benefits            2,360,886    2,544,391
     General and administrative                  1,089,953    1,122,737
     Depreciation and amoritization                 93,771       96,555
                                                ----------   ----------
Operating Expenses                               3,544,610    3,763,683

Operating income                                   719,825      739,703

Other income, net                                  119,306      132,499
                                                ----------   ----------
Pretax income                                      839,131      872,202

Provision for income taxes                         327,261      340,159
                                                ----------   ----------

          Net income                            $  511,870   $  532,043
                                                ==========   ==========
Earnings per share                              $     0.09   $     0.15
                                                ==========   ==========

Weighted average common and common equivalent

     shares outstanding                          5,904,648    3,519,742
                                                ==========   ==========


          See accompanying notes to consolidated financial statements

                          PHYSICIANS' SPECIALTY CORP.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                   June 30, 1997
                                                                               ---------------------


OPERATING ACTIVITIES:
Net income                                                                          $    532,043
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amoritization                                                       96,555
     Compensation expense                                                                 48,000
     Change in assets and liabilities:
          Accounts receivable                                                            (35,501)
          Notes receivable                                                               (19,003)
          Other assets                                                                   152,149
          Accounts payable                                                                67,320
          Accrued expenses                                                               607,028
                                                                                    ------------
               Total adjustments                                                         916,548
                                                                                    ------------
               Net cash provided by operating activities                               1,448,591

INVESTING ACTIVITIES:
     Capital expenditures                                                               (164,322)
                                                                                    ------------

FINANCING ACTIVITIES:
     Borrowings under notes payable                                                      170,000
     Repayment of notes payable                                                       (2,258,562)
     Net proceeds from issuance of common stock, net of offering costs              $ 15,408,094
                                                                                    ------------
          Net cash provided by financing activities                                   13,319,532
                                                                                    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, January 1, 1997                                            14,603,801
CASH AND CASH EQUIVALENTS, June 30, 1997                                            $    123,540
                                                                                    ------------
                                                                                    $ 14,727,341
                                                                                    ============




See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 1997

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

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's prospectus dated March 20, 1997.

         Because the Company was incorporated in July 1996 there is no comparative information available at or for the period ended June 30, 1996.

NOTE 3.  REORGANIZATION

         Concurrently with the closing of the Company's initial public offering ("IPO"), the Company acquired substantially all of the assets of Atlanta Ear, Nose & Throat Associates, P.C., three additional ENT practices in the metropolitan Atlanta area (collectively, "Atlanta ENT"), and one ENT practice in Birmingham, Alabama ("Birmingham ENT"). In addition the Company purchased the common stock of three corporations (the "ENT Networks") which at June 30, 1997 held, managed and administered capitated ENT managed care contracts covering an aggregate of 396,861 enrollees of health maintenance organizations ("HMOs") sponsored by United Healthcare of Georgia, Aetna Health Plans of Georgia ("Aetna"), and Cigna HealthCare of Georgia ("Cigna").

         In connection with the acquisitions, the Company entered into management services agreements with the physician practices providing for the comprehensive management of the practices by the Company, while enabling the practices to retain authority over the provision of medical care. The management services agreement with Atlanta ENT provides for the assignment to the Company by Atlanta ENT of all or substantially all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable and grants to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement. The Company is responsible for the payment of operating and non-operating expenses of Atlanta ENT (excluding compensation to physicians and physician assistants) and is responsible for the payment of all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by Atlanta ENT. In addition, the Company retains a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Atlanta ENT, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement. In addition, the Company is entitled to incentive compensation under the management services agreement upon the receipt by the Company of specified maximum annual management fees. The remaining revenues are remitted to Atlanta ENT to pay physician and physician assistant compensation and benefits.

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

         In April 1997 the Company announced that it received notification that Aetna was modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna terminated its capitated managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians continue to provide services to Aetna enrollees under new physician provider agreements, which reimburse physicians on a modified fee-for-service basis. At June 30, 1997 there were 49,359 enrollees covered by the Aetna contract. The Company does not believe the Aetna contract termination will have a material adverse effect on the Company's business, financial condition or results of operations.

         At June 30, 1997 the Company was affiliated with 23 physicians, 1 dentist, and 26 allied healthcare professionals operating 19 clinical facilities.

NOTE 4. INITIAL PUBLIC OFFERING

         On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $15,408,000, and were used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and working capital requirements.

NOTE 5.  CREDIT AGREEMENT

         On April 30, 1997, the Company closed on a five year $20.0 million senior acquisition credit facility, with up to $5.0 million of such $20.0 million available for working capital purposes, provided by NationsBank, N.A. (South). Advances under the credit facility will bear interest at either a prime-based rate or a LIBOR-based rate, at the Company's option, with interest only payments required during the first three years of the credit agreement. Thereafter, in years four and five of the agreement, the term loan commitment will be reduced to $13,333,333 and $6,666,666 respectively. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired.

NOTE 6.  MANAGEMENT FEE REVENUE

         The Company records revenue derived from physician practices managed by the Company in which a controlling equity ownership interest does not exist on a management fee basis. Management fees are composed of (i) a varying percentage of affiliated practice patient service revenue (typically 12.5%) and
(ii) reimbursement of practice operating expenses (excluding compensation to physicians and physician assistants). Management fee revenue earned by the Company is detailed as follows:

                                         Three months ended                  Six months ended
                                           June 30, 1997                      June 30, 1997
                                       ---------------------              --------------------
                                            (unaudited)                         (unaudited)
Percentage of affiliated
practice patient service revenue            $618,397                            $729,673

Reimbursement of practice
operating expenses                         2,050,520                           2,095,987
                                          ----------                          ----------

Total management fee revenue              $2,668,918                          $2,825,660
                                          ==========                          ==========

         There currently exists wide disparity in the methods of recording revenue in the physician practice management (PPM) industry. The Company believes the following unaudited supplemental information, which includes patient service revenue of both owned as well as managed practices ("system-wide" revenue) allows a reader of the Company's financial statements to evaluate comparability with other PPM companies recording patient services revenue on a consolidated basis for financial reporting purposes. The unaudited supplemental "system-wide" information is being presented for supplemental purposes only and should be read in conjunction with the Company's financial statements.



                                                   Supplemental "System-wide" Information
                                                   --------------------------------------


                                            Three months ended                  Six months ended
                                            June 30, 1997                       June 30, 1997
                                            ----------------------              ---------------------
Supplemental Patient Service Revenue:
         Owned Practice                       $   293,814                         $   320,175
         Managed Practices                      4,627,267                           5,130,842
                                               ----------                         -----------
Total Supplemental Patient Service Revenue      4,921,081                           5,451,017
Plus:
Capitation Revenue                            $ 1,301,703                         $ 1,357,551
Management Fees                                    39,989                              88,318
                                              -----------                         -----------
Total Supplemental System-wide Revenue        $ 6,262,773                         $ 6,896,886

Less:
Amounts Retained by
Physicians Groups                               1,998,338                           2,393,500
                                              -----------                         -----------

Total Revenue                                 $ 4,264,435                         $ 4,503,386
                                              ===========                         ===========

NOTE 7.  FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)
         STATEMENT NO. 128 - EARNINGS PER SHARE

         During the first quarter of 1997, the FASB issued statement No. 128 - Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share but cannot be adopted until December 31, 1997. At June 30, 1997, the common stock of the Company assumed issued upon exercise of stock options using the "treasury stock method" had an anti-dilutive effect on earnings per share, and therefore, was not considered in the weighted average shares outstanding.

NOTE 8.         SUBSEQUENT EVENTS

        In July 1997 the Company acquired the non-medical practice assets of Allatoona ENT & Facial Plastic Surgery, P.C. ("Allatoona"), Ear, Nose & Throat Specialists, P.C. ("ENT Specialists"), and Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Head & Neck") comprising an aggregate of five ENT physicians operating eight clinical locations throughout the Northern and Eastern counties in the Atlanta metropolitan area. In connection with the acquisition of the assets of Allatoona, the Company entered into a management services agreement with Allatoona which is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 15% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Allatoona, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement with Allatoona. In connection with the acquisition of the assets of ENT Specialists and ENT Head & Neck, the physicians at such practices entered into employment agreements with Atlanta ENT and the revenues generated by such physicians will be subject to the Company's management services agreement with Atlanta ENT. As a result of such acquisitions, on August 1, 1997, the Company was affiliated with 28 physicians, 1 dentist, and 36 allied healthcare professions operating 28 clinical facilities.

        In consideration for the assets of the three practices, the Company,
(i) paid an aggregate of $718,000 in cash, (ii) issued an aggregate of 322,201 shares of common stock of the Company (valued at the time of the issuances at an aggregate of approximately $1,970,000), and (iii), issued two non-negotiable contingent subordinated promissory notes in the aggregate principal amount of $600,000. The notes are non-interest bearing and are payable in shares of common stock of the Company, valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, contingent upon the selling physicians reaching certain revenue targets. These acquisitions will be accounted for utilizing the purchase method of accounting and the Company anticipates it will record an amount for goodwill in the quarter ending September 30, 1997. Each of the physicians receiving shares of common stock in connection with the acquisitions received "piggyback" registration rights. In addition, pursuant to an advisory agreement, the Company paid advisory fees to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a physician practice management company organized in July 1996 that provides management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck. The Company commenced business activities upon consummation of the reorganization on March 26, 1997, as described in Note 3 of the Notes to Consolidated Financial Statements. Prior to this date, the Company conducted only limited activities primarily consisting of acquiring computer hardware and negotiating the agreements relating to the reorganization and the IPO. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements.

         The Company's relationships with its affiliated physicians are set forth in various asset acquisition agreements, management services agreements, and physician employment agreements. The management services agreements, which have a term of 40 years, delineate the responsibilities and obligations of the physician practices and the Company. In connection with the Reorganization, the Company entered into management services agreements with Atlanta ENT and with PSC Alabama (which directly employed the physicians of Birmingham ENT). These management services agreements provide for the affiliated practices to assign to the Company all of its non-governmental accounts receivable and all of its right and interest in the proceeds of its governmental accounts receivable and grant to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement.

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

         At June 30, 1997 the ENT Networks held capitated managed care contracts with Cigna, Aetna, and United Healthcare which require the ENT Networks to contract for the provision of substantially all of the ENT medical and surgical services required by the enrollees of these HMOs in the Atlanta market. In exchange, the ENT Networks receive pre-determined amounts per patient per month. The ENT Networks have contracted with participating physicians, including those at Atlanta ENT, to provide substantially all of such medical services in exchange for compensation on a discounted fee-for-service basis. Such contracts pass much of the financial risk of providing care, such as over-utilization from the payor to the provider.

         In April 1997 the Company announced that it received notification that Aetna was modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna terminated its capitated managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians continue to provide services to Aetna enrollees under new physician provider agreements, which reimburse physicians on a modified fee-for-service basis. The Company's three capitated managed care contracts covered an aggregate of 396,861 enrollees at June 30, 1997 (of which 49,359 were enrollees covered by the Aetna contract). Excluding the Aetna enrollees, the number of enrollees covered under the remaining contracts with United and Cigna of Georgia increased at June 30, 1997 by 9% from the number of enrollees at December 31, 1996. As a result of the foregoing, the Company does not believe the termination of the Aetna contract will have a material adverse effect on the Company's business, financial condition or results of operation.

         As of June 30, 1997 the Company's revenues were derived (i) under the management services agreement with Atlanta ENT, (ii) from patient service revenues generated by the Company's wholly-owned subsidiary, PSC Alabama, which directly employs the Birmingham ENT physicians, and (iii) under capitated managed care contracts held by the ENT Networks, which are wholly-owned subsidiaries of the Company.

         In July 1997, the Company acquired the non-medical practice assets of three ENT physician practices employing five ENT physicians operating eight clinical locations throughout the Northern and Eastern counties in the Atlanta metropolitan area. See "Item 5. Other Information."

         Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's limited operating history; risks associated with combined operations; and risks relating to acquisitions and managing growth; dependence on affiliated physicians; dependence on managed care organizations and risks associated with capitated arrangements, including potential reductions in reimbursement; competition; regulatory risks; risks relating to credit facility and substantial leverage; and other risks.

RESULTS OF OPERATIONS

         Because the Company was incorporated in July 1996 there is no comparative information available at or for the period ended June 30, 1996.

         Total revenues were $4,264,435 for the quarter ended June 30, 1997, consisting of $2,668,918 of management fees, $293,814 of net patient service revenue, and $1,301,703 of capitated revenue.

         Total revenues were $4,503,386 for the six month period ended June 30, 1997, consisting of $2,825,660 of management fees, $320,175 of patient service revenue, and $1,357,551 of capitated revenue.

         Total operating expenses were $3,544,610 for the quarter ended June 30, 1997 consisting largely of provider claims, wages and benefits and administrative expenses.

         Total operating expenses were $3,763,683 for the six month period ended June 30, 1997 consisting largely of provider claims, wages and benefits and administrative expenses.

         Interest income of $133,473 was earned for the quarter ended June 30, 1997 and interest income was $146,666 for the six months ended June 30, 1997, as a result of the investments in cash equivalents of the IPO proceeds.

         Income taxes for the quarter and for the six months ended June 30, 1997 were provided for at a 39% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $15,044,772 including cash and cash equivalents of $14,727,341.

         Net cash provided by operating activities for the six month period ended June 30, 1997 was $1,448,591, while cash used in investing activities was $164,322. Cash provided by financing activities was $13,319,532 for the three month period primarily due to the net proceeds received from the Company's IPO of 2.2 million shares of common stock in March 1997 partially offset by the repayment of outstanding indebtedness in the aggregate amount of $2,258,562 incurred in connection with the Reorganization and assumption of certain liabilities of the physician practices, the assets of which were acquired in the Reorganization.

         On April 30, 1997 the Company closed on a five year $20.0 million senior acquisition credit facility, with up to $5.0 million of such $20.0 million available for working capital purposes, provided by NationsBank, N.A.(South). Advances under the credit facility will be governed by a borrowing base formula and will bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate with interest only payments required during the first three years of the agreement. Thereafter, in years four and five of the agreement, the term loan commitment is reduced to $13,333,333 and $6,666,666, respectively. The bank credit facility contains affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios including the ratio of funded debt, (as defined in the credit agreement) to earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement); the ratio of funded debt to net worth; the ratio of current assets to current liabilities; and debt service and interest coverage ratios, and sets certain restrictions on investments, mergers and sale of assets. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired.

         During July 1997, in consideration of the acquisition of the non-medical practice assets of three ENT physician practices, the Company (i) paid an aggregate of

$718,000 in cash, (ii) issued an aggregate of 322,201 shares of common stock of the Company (valued at the time of the issuances at an aggregate of approximately $1,970,000), and (iii) issued two non-negotiable contingent subordinated promissory notes in the aggregate principal amount of $600,000. The notes are non-interest bearing and are payable in shares of common stock of the Company, valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, contingent upon the selling physicians reaching certain revenue targets.

         The Company is currently in discussions related to the acquisition of the assets or the equity of additional ENT and complimentary physician practices, although it has not executed definitive agreements with respect to any specific additional acquisitions. The Company intends to fund future acquisitions with cash or cash equivalents, borrowings under the bank credit facility, issuance of long-term or short-term indebtedness and/or the issuance of additional equity securities. The Company is unable to predict whether or when any of these negotiations will result in any definitive agreements or whether or when any of the physicians responding to the Company's marketing efforts will begin discussions relating to a potential acquisition by the Company. In addition, there can be no assurance as to the terms of any such acquisitions or as to the Company's ability to complete future acquisitions.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On May 19, 1997 the Company entered into an agreement with Premier HealthCare, an affiliate of Gerald R. Benjamin, the Company's Vice Chairman and Secretary (the "Agreement"), pursuant to which Premier HealthCare will assist the Company as a financial advisor in connection with acquisitions and similar transactions. In the event that the Company completes any transaction in which Premier HealthCare performed advisory services, Premier HealthCare will receive a fee equal to 5% of the initial $1 million of Transaction Value (as defined below), 4% of the next $1 million of Transaction Value, 3% of the next $1 million of Transaction Value, 2 % of the next $1 million of Transaction Value, and 1% of the next $1 million of Transaction Value in excess of $4 million. Transaction Value is defined under the Agreement as the product of (i) the pro-forma annual management fee to be derived by the Company in connection with the proposed transaction and (ii) 6.25. Pursuant to the Agreement, the fee to be paid to Premier HealthCare for a particular transaction will be reduced by any finder's fee payable by the Company, which has been approved by Premier HealthCare, and the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by the product of (i) $5,000 and (ii) the number of months in any year in which Mr. Benjamin is employed by the Company. The Agreement may be terminated by either party upon 90 days written notice to the other. In connection with the acquisitions of the non-medical practice assets of the three ENT physician practices in July 1997, the Company paid an advisory fee to Premier HealthCare.

         In July 1997 the Company acquired the non-medical practice assets of Allatoona ENT & Facial Plastic Surgery, P.C. ("Allatoona"), Ear, Nose & Throat Specialists, P.C. ("ENT Specialists"), and Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Head & Neck") comprising an aggregate of five ENT physicians operating eight clinical locations throughout the Northern and Eastern counties in the Atlanta metropolitan area. In connection with the acquisition of the assets of Allatoona, the Company entered into a management services agreement with Allatoona which is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 15% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Allatoona, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement with Allatoona. In connection with the acquisition of the assets of ENT Specialists and ENT Head & Neck, the physicians at such practices entered into employment agreements with Atlanta ENT and the revenues generated by such physicians will be subject to the Company's management services agreement with Atlanta ENT. As a result of such acquisitions, on August 1, 1997, the Company was affiliated with 28 physicians, 1 dentist, and 36 allied healthcare professionals operating 28 clinical facilities.

         In consideration for the assets of the three practices, the Company,
(i) paid an aggregate of $718,000 in cash, (ii) issued an aggregate of 322,201 shares of common stock of the Company (valued at the time of the issuances at an aggregate of approximately $1,970,000), and (iii) issued two non-negotiable contingent subordinated promissory notes in the aggregate principal amount of $600,000. The notes are no-interest bearing and are payable in shares of common stock of the Company, valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, contingent upon the selling physicians reaching certain revenue targets. These acquisitions will be accounted for utilizing the purchase method of accounting and the Company anticipates it will record an amount for goodwill in the quarter ending September 30, 1997. Each of the physicians receiving shares of common stock in connection with the acquisitions received "piggyback" registration rights. In addition, pursuant to an advisory agreement, the Company paid advisory fees to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.34 Agreement dated May 19, 1997 between Physicians' Specialty Corp. and Premier HealthCare

     27     Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHYSICIANS' SPECIALTY CORP.


DATE  August 13, 1997                       /s/ Robert A. DiProva
      ---------------------                 ---------------------
                                            Robert A. DiProva
                                            Executive Vice President and
                                            Chief Financial Officer