Form 10-Q
period 1997-09-30
PHYSICIANS SPECIALTY CORP
filed 1997-11-14
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         OR

         For the quarterly period ended: September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------
Commission file Number: 0-22197

                           Physicians' Specialty Corp.
                          ----------------------------
                          (Exact Name of Registrant as
                            Specified in its charter)

      Delaware 58-2251438                                  58-2251438
-------------------------------------           --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                     5555 Peachtree Dunwoody Road, Suite 235
                             Atlanta, Georgia 30342
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404-256-7535
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                     No
                        -----                      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There are 6,326,584 shares of common stock, par value $.001 per share, outstanding as of November 12, 1997.

                           Physicians' Specialty Corp.
                                      Index




                                    Part 1 - Financial Information
Item 1. Financial Stateme
        Condensed Consolidated Balance Sheets at December 31, 1996
        and September 30, 1997 ................................................................. 3

        Consolidated Statements of Operations
        for the Three and Nine Months
        Ended September 30, 1997 and For the
        Period From Inception (July 31, 1996)
        to September 30, 1996 .................................................................. 4

        Consolidated  Statement of Cash Flows
        for the Nine Months
        Ended September 30, 1997 and For the
        Period From Inception (July 31, 1996) to
        September 30, 1996 ..................................................................... 5

        Notes to Consolidated Financial Statements.............................................. 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..........................................14

                                     Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds...............................................18

Item 5. Other Information.......................................................................18

Item 6. Exhibits and Reports on Form 8-K .......................................................20

Part 1: Financial Information
Item 1: Financial Statements

                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                    Unaudited

                                                                        December 31               September 30
                                                                           1996                        1997
                                                                           ----                        ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $       123,540           $    10,941,558

     Accounts receivable, net                                                26,976                 5,551,495

     Notes Receivable                                                             0                    66,385

     Prepayments and other                                                        0                    86,520
                                                                    ---------------           ---------------
               Total current assets                                         150,516                16,645,958


PROPERTY AND EQUIPMENT, net                                                  19,897                 2,139,551

INTANGIBLE ASSETS, net                                                            0                 4,093,654

OTHER ASSETS                                                                442,567                   241,784
                                                                    ---------------           ---------------
               Total Assets                                         $       612,980           $    23,120,947
                                                                    ===============           ===============



           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                  $       505,000           $             0

     Accounts payable and accrued expenses                                  118,270                 2,149,596

     Deferred income taxes                                                        0                 1,152,695
                                                                    ---------------           ---------------
               Total current liabilities                                    623,270                 3,302,291

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares authorized;
     issued: 599,893 in 1996 and 6,326,704 in 1997                              600           $         6,327

     Additional paid-in capital                                             343,711                18,970,556

     Retained earnings (deficit)                                           (354,601)                  841,773
                                                                    ---------------           ---------------
               Total shareholders' equity                                   (10,290)               19,818,656
                                                                    ---------------           ---------------
               Total liabilities and shareholders' equity           $       612,980           $    23,120,947
                                                                    ===============           ===============



           See accompanying notes to consolidated financial statements

                           PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        FOR THE PERIOD
                                                      THREE MONTHS      FROM INCEPTION       NINE MONTHS
                                                         ENDED          (JULY 31, 1996)         ENDED
                                                      SEPTEMBER 30,      TO SEPTEMBER        SEPTEMBER 30,
                                                          1997             30, 1996             1997
                                                      -------------     ---------------     --------------
Patient service revenue                               $  339,886          $       --          $  660,061
Capitation revenue                                     1,135,825                  --           2,493,376
Management fees                                        3,462,249              14,617           6,287,909
                                                      ----------          ----------          ----------
          Net revenue                                  4,937,960              14,617           9,441,346

Expenses
     Provider claims, wages, benefits                  2,436,570              13,289           4,980,961
     General and administrative                        1,409,034               5,517           2,531,771
     Depreciation and amortization                       130,166                 722             226,721
                                                      ----------          ----------          ----------
Operating Expenses                                     3,975,770              19,528           7,739,453

Operating income (loss)                                  962,190              (4,911)          1,701,893

Other income, net                                        126,877                   0             259,376
                                                      ----------          ----------          ----------

Pretax income (loss)                                   1,089,067              (4,911)          1,961,269

Provision for income taxes                               424,736                   0             764,895
                                                      ----------          ----------          ----------

          Net income (loss)                           $  664,331          $   (4,911)         $1,196,374
                                                      ==========          ==========          ==========

Earnings per share                                    $     0.11          $    (0.01)         $     0.27
                                                      ==========          ==========          ==========

Weighted average common and common equivalent

     shares outstanding                                6,279,665             364,674           4,457,756
                                                      ==========          ==========          ==========



See accompanying notes to consolidated financial statements

                           PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               For the Period From
                                                                   Nine Months Ended         Inception (July 31, 1996)
                                                                  September 30, 1997          to September 30, 1996
                                                                  ------------------         -------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $  1,196,374                 $  (4,911)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation and amortization                                        226,721                       722
     Compensation expense                                                  48,000                        --
     Change in assets and liabilities:
          Accounts receivable                                            (877,972)                  (14,617)
          Notes receivable                                                (23,162)                       --
          Other assets                                                     89,482                    (1,100)
          Accounts payable                                               (188,133)                  184,758
          Deferred taxes                                               (1,190,000)                       --
                                                                     ------------                 ---------
               Total adjustments                                       (1,915,064)                  169,763
                                                                     ------------                 ---------
               Net cash provided by (used in) operating activities       (718,690)                  164,852

INVESTING ACTIVITIES:
     Capital expenditures                                                (284,824)                  (20,000)
     Purchase Physician practices/asset acquisitions                   (1,498,000)                       --
                                                                     ------------                 ---------
     Net cash used in investing activities                             (1,782,824)                  (20,000)

FINANCING ACTIVITIES:
     Borrowings under notes payable                                       170,000                        --
     Borrowing under short term debt                                           --                   505,000
     Repayment of notes payable                                        (2,258,562)                       --
     Net proceeds from issuance of common
     stock, net of offering costs                                      15,408,094                     1,000
     Deferred offering costs                                                   --                  (328,668)
                                                                     ------------                 ---------
          Net cash provided by financing activities                    13,319,532                   177,332
                                                                     ------------                 ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                              10,818,018                   322,184
                                                                     ------------                 ---------
CASH AND CASH EQUIVALENTS, beginning of period                            123,540                         0
                                                                     ------------                 ---------
CASH AND CASH EQUIVALENTS, end of period                             $ 10,941,558                 $ 322,184
                                                                     ============                 =========


See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 1997

NOTE 1.  ORGANIZATION

         Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck ("ENT"). The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements.

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

         Comparisons with 1996 data presented are not meaningful since the Company was incorporated in July, 1996 and did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997.

NOTE 3.  REORGANIZATION

         Concurrently with the closing of the Company's IPO, the Company acquired substantially all of the assets of Atlanta Ear, Nose & Throat Associates, P.C., three additional ENT practices in the metropolitan Atlanta area (collectively, "Atlanta ENT"), and one ENT practice in Birmingham, Alabama ("Birmingham ENT"). In addition the Company purchased the common stock of three corporations (the "ENT Networks") which held, managed and administered capitated ENT managed care contracts for enrollees of health maintenance organizations ("HMOs") sponsored by United Healthcare of Georgia, Aetna Health Plans of Georgia ("Aetna"), and Cigna HealthCare of Georgia ("Cigna").

         In connection with the acquisitions, the Company issued an aggregate of 3,104,755 shares of common stock and entered into management services agreements with the physician practices providing for the comprehensive management of the practices by the Company, while enabling the practices to retain authority over the provision of medical care. The management services agreement with Atlanta ENT provides for the assignment to the Company by Atlanta ENT of all or substantially all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable and grants to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement. The Company is responsible for the payment of operating and non-operating expenses of Atlanta ENT (excluding compensation to physicians and physician assistants) and is responsible for the payment of all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by Atlanta ENT. In addition, the Company retains a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Atlanta ENT, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement. In addition, the Company is entitled to incentive compensation under the management services agreement upon the receipt by the Company of specified maximum annual management fees. The remaining revenues are remitted to Atlanta ENT to pay physician and physician assistant compensation and benefits.

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

         In April 1997, the Company announced that it received notification that Aetna was modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna terminated its capitated managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians at Atlanta ENT and Allatoona ENT & Facial Plastic Surgery, P.C. ("Allatoona")continue to provide services to Aetna enrollees under new physician provider agreements, pursuant to which the affiliated physicians are reimbursed by Aetna on a modified fee-for-service basis. For the quarter ended September 30, 1997, the Company's capitation revenue decreased as a result of the termination of the Aetna capitated managed care contract. However, this decrease was offset by an increase in the Company's management fee revenue as a result of an increase in modified fee-for-service revenue at Atlanta ENT and Allatoona. The Company does not believe the Aetna contract termination will have a material adverse effect on the Company's business, financial condition or results of operations in the future.

NOTE 4.  INITIAL PUBLIC  OFFERING

         On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $15,408,000 and were used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and for general corporate purposes and working capital requirements.

NOTE 5.  THIRD QUARTER ACQUISITIONS

         During the quarter ended September 30, 1997, the Company acquired the non-medical practice assets of Allatoona, Ear, Nose & Throat Specialists, P.C. ("ENT Specialists"), Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Head & Neck") and Northside Ear, Nose & Throat Associates, P.A. ("Northside"), comprising an aggregate of six ENT physicians and five allied health care professionals operating nine clinical locations throughout select Northern and Eastern counties in the Atlanta metropolitan area. The Company also acquired the non-medical practice assets of Otolaryngology Medical & Surgical Associates, Ltd. ("OMSA"), a four physician ENT practice with six allied health care professionals based in the Northern Chicago suburbs of McHenry, Crystal Lake and Barrington, Illinois.

         In connection with the acquisition of the assets of Allatoona the Company entered into a management services agreement with Allatoona which is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 15% of all revenues (after adjustments for contractual allowances) generated by or on behalf of physicians practicing at Allatoona, subject to specified maximum annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement with Allatoona. In connection with the acquisition of the assets of ENT Specialists, ENT Head & Neck, and Northside, the physicians at such practices entered into employment agreements with Atlanta ENT and the revenues generated by such physicians are governed by and subject to the Company's management services agreement with Atlanta ENT.

         In connection with the acquisition of assets of OMSA, the Company entered into a management services agreement with OMSA which is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at OMSA, subject to specified annual amounts, as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement.

         In consideration for the assets of the five practices, the Company (i) paid an aggregate of $1,498,000 in cash, (ii) issued an aggregate of 421,936 shares of common stock of the Company (valued at the time of issuances at an aggregate of approximately $2,830,000 and (iii) issued three non-negotiable contingent subordinated promissory notes in the aggregate principal amount of $750,000. The notes are non-interest bearing and are payable in shares of common stock of the Company (except one note which is payable in cash at the option of the Company), valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, contingent upon the selling physicians or the practice, as the case may be, reaching certain revenue targets. In connection with the acquisition of assets of OMSA, the Company is required to issue an additional 99,735 shares of common stock (valued at the time of closing of the acquisition at approximately $860,000) prior to September 21, 1998 as partial consideration for the acquisition. These acquisitions were accounting for utilizing the purchase method of accounting, and, therefore, will result in an annual amortization charge to earnings of approximately $160,000. Each of the physicians receiving shares of common stock in connection with the acquisitions received "piggyback" registration rights which commence in March 1998. In connection with these acquisitions, the Company paid advisory fees of $64,450 and $211,500 to (a) an entity unaffiliated with the Company and (b) pursuant to an advisory agreement, Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, respectively. See "Other Information."

         As a result of these acquisitions, at September 30, 1997, the Company was affiliated with 33 physicians, 1 dentist and 42 allied healthcare professionals operating 32 clinical facilities in Georgia, Alabama and Illinois.

NOTE 6.  CREDIT AGREEMENT

         On April 30, 1997, the Company closed on a five year $20.0 million senior acquisition credit facility with NationsBank, N.A. (South), with up to $5.0 million of such $20.0 million available for working capital purposes. Advances under the credit facility will bear interest at either a prime-based rate or a LIBOR-based rate, at the Company's option, with interest only payments required during the first three years of the credit agreement. Thereafter, in years four and five of the agreement, the term loan commitment will be reduced to $13,333,333 and $6,666,666 respectively. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired. At September 30, 1997 the Company had no outstanding borrowings under the credit facility.

NOTE 7.  MANAGEMENT FEE REVENUE

         The Company records revenue on a management fee basis as derived from physician practices managed by the Company in which a controlling equity ownership interest does not exist. Management fees are composed of (i) a varying percentage of affiliated practice patient service revenue (typically 12.5%) and
(ii) reimbursement of practice operating expenses (excluding compensation to physicians and physician assistants). Management fee revenue earned by the Company is detailed as follows:

                                            Three months ended                  Nine months ended
                                            September 30, 1997                  September  30, 1997
                                            ------------------                  -------------------
                                            (unaudited)                         (unaudited)
Percentage of affiliated
practice patient service revenue               $    955,953                           $1,685,626


Reimbursement of practice
operating expenses                                2,506,296                            4,602,283
                                               ------------                           ----------

Total management fee revenue                   $  3,462,249                           $6,287,909
                                               ============                           ==========

         There currently exists wide disparity in the methods of recording revenue in the physician practice management (PPM) industry. The Company believes the following unaudited supplemental information, which includes patient service revenue of both owned as well as managed practices ("system wide" revenue) allows a reader of the Company's financial statements to evaluate comparability with other PPM companies recording patient services revenue on a consolidated basis for financial reporting purposes. The unaudited supplemental "system wide" information is being presented for supplemental purposes only and should be read in conjunction with the Company's financial statements.

                      Supplemental System Wide Information

                                                   Three months                 Nine months
                                                   ended                        ended
                                                   September 30, 1997           September 30, 1997
                                                   ------------------           ------------------
Supplemental Patient Service Revenue:
         Owned Practice                              $    339,886                  $     660,061
         Managed Practices                              6,266,398                     11,397,240
                                                     ------------                  -------------
Total Supplemental Patient
     Service Revenue                                    6,606,284                     12,057,301
Plus:
Capitation Revenue                                      1,135,825                      2,493,376
Management Fees                                            42,486                        130,804
Total Supplemental                                   ------------                  -------------
     System wide Revenue                                7,784,595                     14,681,481

Less:
Amounts Retained by
     Physicians Groups                                  2,846,635                      5,240,135

                                                     ------------                  -------------
Total Revenue                                        $  4,937,960                  $   9,441,346
                                                     ============                  =============


NOTE 8.  FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)
         STATEMENT NO. 128 - EARNINGS PER SHARE

During the first quarter of 1997, the FASB issued statement No. 128 - Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share but cannot be adopted until December 31, 1997. The following table presents a reconciliation of basic and diluted weighted average shares outstanding and a proforma calculation of earnings per share using the guidelines of Statement No. 128.

                                                  FOR THE THREE MONTHS
                                                 ENDED SEPTEMBER 30,1997
                                                 ------------------------
Basic weighted average shares outstanding               6,211,738

ADD: Shares of common stock assumed issued
 upon exercise of stock options using the
 "treasury stock" method as it applies to the
 computation of diluted earnings per share                 67,927
                                                       ----------
 Diluted weighted average shares outstanding            6,279,665
                                                       ==========

Net income used in the computation of basic
and diluted earnings per share                         $  664,331
                                                       ==========
Earnings per share
 Basic
 Diluted                                               $     0.11
                                                       ==========
                                                       $     0.11

NOTE 9.  INTANGIBLE ASSETS

         The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At September 30, 1997, the amount of such intangible assets was approximately $4,000,000, which will result in an annual amortization charge to earnings of approximately $160,000.

NOTE 10. 1997 CAPITATED MANANGED CARE AGREEMENT

         On August 1, 1997 the Company entered into an exclusive capitated managed care agreement with FPA Medical Management, Inc. ("FPA"). Under the agreement, the Company's affiliated physicians at Atlanta ENT and Allatoona provide otolaryngology medical and surgical services to enrollees of health care plans which have contracted with FPA for the provision of medical and surgical services. At September 30, 1997, there were approximately 10,000 enrollees under the FPA agreement. Purusuant to the agreement with FPA, the Company will receive a fixed amount per enrollee per month from FPA and will compensate each participating physician on a discounted fee-for-service basis for providing ENT medical and surgical services to enrollees under the agreement. The initial term of the agreement is three years and expires in August 2000. Following the initial term, the agreement will automatically be renewed for successive one year periods. The agreement with FPA provides for a renegotiation of the capitation fees 15 months into the initial term of the agreement. In the event that the parties cannot renegotiate the capitation fees within 60 days, the agreement may be terminated by either party. The agreement also provides for annual renegotiation of the capitation fees following the initial term and may be terminated by FPA at any time for cause.

NOTE 11. SUBSEQUENT EVENT

         On October 31, 1997, South Florida Otolaryngology, Inc., a Delaware corporation an indirect wholly-owned subsidiary of the company, acquired the stock of seven Florida professional associations ("Sellers"), comprising an aggregate of seven ENT physicians with six allied health care professionals operating four clinical locations in the counties of Palm Beach and Broward, Florida (the "Stock Transaction"). In addition, immediately prior to the Stock Transaction the Company acquired from the Sellers all of their interest in HMFM Partnership, a Florida partnership which managed and performed billing and accounting functions for each of Sellers' medical practices (the "Partnership Transaction") (the Partnership Transaction and the Stock Transaction will hereinafter be collectively referred to as the "Transactions").

         In connection with the Transactions, the Company entered into a management services agreement with Ear, Nose & Throat Associates of South Florida, P.A. ("ENTSF"), a Florida professional association formed in connection with the Transactions, which employs the seven physicians. The management services agreement is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at ENTSF as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provision of management services under the management services agreement with ENTSF. As a result of the Transactions, on November 1, 1997, the Company was affiliated with 40 physicians, 1 dentist, and 48 allied healthcare professional operating 36 clinical facilities.

         In consideration for the stock of the Sellers, the Company (i) paid cash, (ii) issued non-negotiable convertible subordinated notes, and (iii) issued non-interest bearing non-negotiable contingent subordinated notes. This acquisition will be accounted for utilizing the purchase method of accounting and the Company anticipates that it will record an amount for goodwill beginning in the quarter ending December 31, 1997. Each of the physicians who receives shares of common stock of the Company pursuant to conversion of the promissory notes will receive "piggyback" registration rights. In addition, the Company paid advisory fees to (a) an entity unaffiliated with the Company, and (b) pursuant to an advisory agreement, Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary. See "Other Information."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company is a physician practice management company organized in July 1996 that provides management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck. The Company commenced business activities upon consummation of the IPO on March 26, 1997, as described in Note 3 of the Notes to Consolidated Financial Statements. Prior to this date, the Company conducted only limited activities primarily consisting of acquiring computer hardware and negotiating the agreements relating to the reorganization and the IPO. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements.

         The Company's relationships with its affiliated physicians are set forth in various asset acquisition agreements, management services agreements, and physician employment agreements. The management services agreements, which have a term of 40 years, delineate the responsibilities and obligations of the physician practices and the Company. These agreements provide for the affiliated practices to assign to the Company all of its non-governmental accounts receivable and all of its right and interest in the proceeds of its governmental accounts receivable and grant to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement.

         The Company is responsible for the payment of operating expenses of the affiliated physician practices, including salaries and benefits of non-medical employees of the practices, lease obligations for office space and equipment, medical and office supplies, and the non-operating expenses of the affiliated physician practices, including depreciation, amortization and interest. The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated physician practices. In addition, under the management services agreements, the Company retains as a part of its management fee, a stipulated percentage (generally 12.5%) of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice, as payment for the Company's management services and non-allocable costs incurred by the Company attributable to the provision of management services. Contractual allowances are the difference between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under indemnity arrangements, managed care contracts and preferred provider arrangements. The percentage components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future.

         In April 1997, the Company announced that it received notification that Aetna was modifying its delivery system of physician specialty services in the Atlanta market. As part of this modification, Aetna terminated its capitation managed care contracts with each physician specialty group including the Company effective June 30, 1997. The Company's affiliated physicians at Atlanta ENT and Allatoona continue to provide services to Aetna enrollees under new physician provider agreements, pursuant to which the affiliated physicians are reimbursed by Aetna on a modified fee-for-service basis. For the quarter ended September 30, 1997, the Company's capitation revenue decreased as a result of the termination of the Aetna capitated managed care contract. However, this decrease was offset by an increase in the Company's management fee revenue as a result of an increase in modified fee-for-service revenue at Atlanta ENT and Allatoona. The Company does not believe the Aetna contract termination will have a material adverse effect on the Company's business, financial condition or results of operations in the future.

         At September 30, 1997 the ENT Networks held capitated managed care contracts with Cigna, FPA, and United Healthcare which require the ENT Networks to contract for the provision of substantially all of the ENT medical and surgical services required by the enrollees of these HMOs or managed care companies in the Atlanta market. In exchange, the ENT Networks receive pre-determined amounts per patient per month. The ENT Networks have contracted with participating physicians, including those at Atlanta ENT and Allatoona to provide substantially all of such medical services in exchange for compensation on a discounted fee-for-service basis. Such contracts pass much of the financial risk of providing care, such as over-utilization from the payor to the provider.

         At September 30, 1997 the Company's three capitated managed care contracts covered an aggregate of approximately 318,000 enrollees.

         During the quarter ended September 30, 1997, the Company acquired the non-medical practice assets of Allatoona, ENT Specialists, ENT Head & Neck and Northside, comprising an aggregate of six ENT physicians and five allied health care professionals operating nine clinical locations throughout select Northern and Eastern counties in the Atlanta metropolitan area. In addition, the Company acquired the non-medical practice assets of OMSA, a four physican ENT practice with six allied health care professionals based in the Northern Chicago suburbs of McHenry, Crystal Lake and Barrington, Illinois. In connection with these acquisitions, the Company entered into management services agreements with Allatoona and OMSA and the physicians at ENT Specialists, ENT Head & Neck and Northside entered into employment agreements with Atlanta ENT and the revenues derived by such physicians are subject to the Company's management services agreement with Atlanta ENT.

         As of September 30, 1997 the Company's revenues were derived (i) under the management services agreement with Atlanta ENT, Allatoona and OMSA (ii) from patient service revenues generated by the Company's wholly-owned subsidiary, PSC Alabama, which directly employs the Birmingham ENT physicians, and (iii) under capitated managed care contracts held by the ENT Networks, which are wholly-owned subsidiaries of the Company.

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

RESULTS OF OPERATIONS

         Comparisons with 1996 data presented are not meaningful since the Company was incorporated in July, 1996 and did not commence business operations until March 26, 1997 simultaneously with the closing of its IPO and the reorganization. Accordingly, the Company's results of operations for the nine months ended September 30, 1997 only reflect six months of actual operating activities.

         Total revenues were $4,937,960 for the quarter ended September 30, 1997, consisting of $3,462,249 of management fees, $339,886 of patient service revenue, and $1,135,825 of capitation revenue.

         Total revenues were $9,441,346 for the nine month period ended September 30, 1997, consisting of $6,287,909 of management fees, $660,061 of patient service revenue, and $2,493,376 of capitation revenue.

         Total operating expenses were $3,975,770 for the quarter ended September 30, 1997 consisting largely of provider claims, wages and benefits and administrative expenses and an amortization expense of $21,600.

         Total operating expenses were $7,739,453 for the nine month period ended September 30, 1997 consisting largely of provider claims, wages and benefits and administrative expenses.

         Interest income of $170,727 was earned for the quarter ended September 30, 1997 and interest income was $317,393 for the nine months ended September 30, 1997, as a result of the investments in cash equivalents of the IPO proceeds.

         Income taxes for the quarter and for the nine months ended September 30, 1997 were provided for at a 39% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $13,343,667 including cash and cash equivalents of $10,941,558.

         Net cash used by operating activities for the nine month period ended September 30, 1997 was $718,690, while cash used in investing activities was $1,782,824 primarily related to physician practice acquisitions consummated during the third quarter. Cash provided by financing activities was $13,319,532 for the nine month period primarily due to the net proceeds received from the Company's IPO of 2.2 million shares of common stock in March 1997 partially offset by the repayment of outstanding indebtedness in the aggregate amount of $2,258,562 incurred in connection with the

Reorganization and assumption of certain liabilities of the physician practices, the assets of which were acquired in the reorganization.

         During the third quarter, the Company acquired the non-medical assets of five physician practices and paid an aggregate of $1,498,000 in cash using a portion of the net proceeds received from the Company's IPO in March, 1997. In addition, the Company issued an aggregate of 421,936 shares of common stock of the Company (valued at the time of issuance at an aggregate of approximately $2,830,000) and issued contingent promissory notes in the aggregate principal amount of $750,000. The notes are non-interest bearing and are payable in shares of common stock of the Company (except one note which is payable in cash at the option of the Company), valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, contingent upon the selling physicians or the practice, as the case may be, reaching certain revenue targets. In connection with the acquisition of assets of OMSA, the Company is required to issue an additional 99,735 shares of common stock (valued at the time closing at approximately $860,000) prior to September 21, 1998 as partial consolidation for this acquisition.

         In connection with these acquisitions, the Company paid advisory fees in the aggregate of $211,505 pursuant to an advisory agreement to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary.

         On April 30, 1997 the Company closed on a five year $20.0 million senior acquisition credit facility, within NationsBank, N.A. (South) with up to $5.0 million of such $20.0 million available for working capital purposes. Advances under the credit facility will be governed by a borrowing base formula and will bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate with interest only payments required during the first three years of the agreement. Thereafter, in years four and five of the agreement, the term loan commitment is reduced to $13,333,333 and $6,666,666, respectively. The bank credit facility contains affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios including the ratio of funded debt, (as defined in the credit agreement) to earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement); the ratio of funded debt to net worth; the ratio of current assets to current liabilities; and debt service and interest coverage ratios, and sets certain restrictions on investments, mergers and sale of assets. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired. At September 30, 1997, the Company had no outstanding borrowings under the credit facility.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the acquisition of assets of Allatoona, ENT Specialists, ENT Head and Neck and OSMA, the Company issued an aggregate of 421,936 shares of its common stock. These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

         The shares of common stock issued in the IPO were registered under a registration statement on Form S-1 (File No 333-17091) which was declared effective by the Securities and Exchange Commission on March 20, 1997.

         In connection with the acquisition of the assets of Allatoona, ENT Specialists, ENT Head & Neck and OMSA, the Company paid an aggregate of $1,498,000 in cash using a portion of the net proceeds received from the Company's IPO in March, 1997.

ITEM 5.  OTHER INFORMATION

         On November 5, 1997, the Board of Directors of the Company adopted an Employee Stock Purchase Plan subject to shareholder's approval which is expected to be obtained in connection with the Company's Annual Meeting of Stockholders. The Stock Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code, in order to provide employees of the Company and its subsidiaries meeting certain employment criteria with an opportunity to purchase common stock of the Company through payroll deductions. An aggregate of 250,000 shares of the Company's common stock have been reserved for issuance under the stock purchase plan.

         In July 1997, the Company entered into a lease for its executive offices which expires in July 2002. The lease which started October 1, 1997 is for approximately 5,000 square feet and provides for annual rent of approximately $80,000, subject to specified annual increases.

         In addition to the Allatoona, ENT Specialists, ENT Head & Neck, Northside and OMSA acquisitions consummated during the third quarter of 1997, on October 31, 1997, South Florida Otolaryngology, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the company, acquired the stock of seven Florida professional associations ("Sellers"), comprising an aggregate of seven ENT physicians and six allied health care professionals operating four clinical locations in the counties of Palm Beach and Broward, Florida (the "Stock Transaction"). In addition, immediately prior to the Stock Transaction, PSC Management Corp., a wholly owned subsidiary of the Company, acquired from the Sellers all of their interest in

HMFM Partnership, a Florida partnership which managed each of Sellers' medical practices and performed their billing and accounting functions (the "Partnership Transaction") (the Partnership Transaction and the Stock Transaction will hereinafter be collectively referred to as the "Transactions").

         In connection with the Stock Transaction, the Company entered into a management services agreement with ENTSF. The management services agreement is substantially similar to the management services agreement with Atlanta ENT and provides for a management fee equal to 12.5% of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at ENTSF as payment for the Company's services and non-allocable costs incurred by the Company attributable to the provisions of management services for ENTSF. As a result of the Transactions, on November 1, 1997, the Company was affiliated with 40 physicians, 1 dentist, and 48 allied healthcare professional operating 36 clinical facilities.

         In connection with the acquisition of the assets or equity of practices acquired since the IPO and the reorganization, transaction consideration was comprised of the following:

    Cash                                                                  $4,233,144
    Common stock (421,936 shares) at fair value                            2,830,000
    Subordinated long-term convertible promissory notes                    1,000,000
                                                                          ----------

    Total non-contingent consideration                                    $8,063,144
                                                                          ==========

         In addition to the above consideration, the Company issued non-interest bearing contingent subordinated promissory notes in the aggregate principal amount of $3,264,866. Additionally, the Company is required to issue as purchase consideration 99,735 shares of common stock (valued at the time of the acquisition at approximately $860,000) prior to September 21, 1998. In connection with these acquisitions the Company paid advisory fees of $150,700 and $255,900 to (a) entities unaffiliated with the Company, and (b) pursuant to an advisory agreement, Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.35 Management Services Agreement dated July 1, 1997 by and among New Allatoona ENT & Facial Plastic Surgery, P.C., Thomas U. Muller, M.D., PSC Management Corp. and the Company.

10.36 Management Services Agreement dated September 22, 1997 by and among New Otolaryngology Medical and Surgical Associates, Ltd., PSC Management Corp. and the Company.

10.37 Specialist Group Physician Agreement dated August 1, 1997 by and between AHI Medical Group Atlanta, P.C. and ENT Center of Atlanta, Inc.*

10.38 Lease dated July 31, 1997 by and between Pavilion Partners, L.P. and the Company.

27       Financial Data Schedule

* Confidential treatment has been requested with respect to portions of this exhibit.



(b)      Reports on Form 8-K
                  None



         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHYSICIANS' SPECIALTY CORP.

DATE  November 14, 1997                      /s/ Robert A. DiProva
      ---------------------                  ------------------------------
                                             Robert A. DiProva
                                             Executive Vice President and
                                             Chief Financial Officer