Form 10-K
period 1997-12-31
PHYSICIANS SPECIALITY CORP
filed 1998-03-31
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

                           Commission File No. 1-12759


                           PHYSICIANS' SPECIALTY CORP.
             (Exact name of registrant as specified in its charter)





          Delaware                                              58-2251438
---------------------------------------------             ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

1150 Lake Hearn Drive, Suite 640, Atlanta, GA                      30342
---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 256-7535

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities exchange act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44,000,000 based on the last sales price of the Common Stock as of March 25, 1998.

As of March 25, 1998, 6,515,863 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See the Exhibit Index hereto.

PART I

         Statements in this Form 10-K that are not statements or descriptions of historical facts are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward looking statements and other forward looking statements made by the Company or its representatives are based on a number of assumptions and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K including, in particular, risks relating to the Company's limited operating history; limited history of combined operations; risks relating to acquisitions and managing growth; dependence on affiliated physicians; risks related to substantial leverage and credit facility; dependence on contracts with managed care organizations; risks associated with capitated arrangements; potential reductions in reimbursement by third party payors; competition; regulatory risks; and other risks. See "Risk Factors."

ITEM 1.  BUSINESS.

         (a) General Development of Business

         Physicians' Specialty Corp. (the "Company") provides comprehensive practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose and throat, head and neck ("ENT"), including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine (collectively the "Related Specialties"). The Company seeks to affiliate with physician practices and health care providers who provide high quality, cost effective medical and surgical services to fee-for-service patients and capitated managed care enrollees. The Company provides financial and administrative management, enhancement of clinical operations, access to ancillary services, network development and payor contracting services, including the negotiation and administration of capitated arrangements. The Company is currently affiliated with 47 physicians, one temporo-mandibular joint ("TMJ") specialist and 49 allied health care professionals operating 41 clinical locations in Alabama, Florida, Georgia and Illinois. The Company holds, manages and administers capitated ENT managed care contracts covering an aggregate of approximately 315,000 enrollees of health maintenance organization ("HMO") plans of United HealthCare of Georgia, Inc. ("United HealthCare") and Cigna HealthCare of Georgia, Inc. ("Cigna") and enrollees of HMOs which have contracted with FPA Medical Management, Inc. ("FPA"). The Company believes it is the leading physician practice management company focusing solely or substantially on affiliating with and managing ENT physician practices.

         Since the closing of its initial public offering (the "IPO") and the acquisition of ENT Networks and substantially of all of the assets of five ENT physician practices located in the metropolitan Atlanta area and Birmingham, Alabama (the "Initial Practices") in March 1997, the Company has acquired substantially all of the assets of four ENT physician practices located in the metropolitan Atlanta area, one ENT physician practice located in North Georgia, one ENT physician practice in the metropolitan Chicago area and one ENT physician practice located in South Florida, as well as the stock and related assets of professional associations comprising one ENT physician practice group located in South Florida (the "Additional Practices" and together with the Initial Practices, the "Practices"). As a result of these acquisitions, the Company affiliated with an additional

24 physicians and 19 allied health care professionals operating 21 clinical locations. In March 1998, the Company entered into a non-binding letter of intent relating to the Company's proposed acquisition of substantially all of the tangible assets of Physicians' Domain, Inc., a New York based ENT physician practice management company ("Physicians' Domain"), along with the stock of corporations that are successors to six ENT physician practices affiliated with Physicians' Domain (collectively, "PDI"). The PDI transaction consists of 25 physicians and 20 allied health care professionals operating 13 clinical offices located in Southern New York and Northern New Jersey. In addition, as of March 30, 1998, the Company had non-binding letters of intent relating to the proposed acquisition of assets or equity of two other ENT physician practices consisting of an aggregate of two physicians and two allied health care professionals operating two clinical offices in South Florida (together with PDI, the "Probable Practice Acquisitions"). There can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of these practices into its business.

         Unless the context indicates otherwise, "PSC" refers to Physicians' Specialty Corp., a Delaware corporation, the "Company" refers to PSC, and its wholly-owned subsidiaries (i) PSC Management Corp. ("PSC Management"), PSC Acquisition Corp., ENT & Allergy Associates, Inc. and South Florida Otolaryngology, Inc. and (ii) ENT Center of Atlanta, Inc., Atlanta ENT Center for Physicians, Inc. and Atlanta-AHP, Inc. (collectively, the "ENT Networks") and "Common Stock" refers to the common stock, $.001 par value, of PSC.

         The Company was incorporated in Delaware in July 1996. The Company's executive offices are located at 1150 Lake Hearn Drive, Suite 640, Atlanta, Georgia 30342. The Company's telephone number is (404) 256- 7535 and its fax number is (404) 256-1078.

         (b) Financial Information about Industry Segments

         The Company operates in only one business segment.

         (c) Narrative Description of Business

         GENERAL

         The Company provides comprehensive practice management services to physician practices and health care providers specializing in the treatment and management of ENT diseases, including specialists practicing in the Related Specialties. The Company seeks to affiliate with physician practices and health care professionals who provide high quality, cost effective medical and surgical services to fee-for-service patients and capitated managed care enrollees. The Company provides financial and administrative management, enhancement of clinical operations, access to ancillary services, network development and payor contracting services, including the negotiation and administration of capitated arrangements. The Company is currently affiliated with 47 physicians, one TMJ specialist and 49 allied health care professionals operating 41 clinical locations in Alabama, Florida, Georgia and Illinois. The Company holds, manages and administers capitated ENT managed care contracts covering an aggregate of approximately 315,000 enrollees of HMO plans of United HealthCare and Cigna and enrollees of HMOs which have contracted with FPA.

         HEALTH CARE INDUSTRY OVERVIEW

         GENERAL

         The health care delivery system in the United States has been undergoing substantial change, largely in response to concerns over the quality and escalating cost of health care. The growth in health care expenditures has increased the demand by government and third party payors to control health care costs. The emphasis on cost containment, the consolidation of the health care market in general, the increased market share of managed care companies, the transfer of risk from payors to providers and the focus on improving the quality of patient care have precipitated and accelerated significant changes in the way physicians organize themselves.

         Health care in the United States historically has been delivered by a fragmented system of health care providers, including hospitals, individual physicians and physician group practices. Compared to physician practice management companies and larger group practices, individual physicians and small group practices tend to have limited capacity for any of the following: ties to other health care providers (restricting their ability to coordinate care across a variety of specialties); access to patients; capital to invest in new clinical equipment and technologies; and purchasing power with vendors of medical supplies. In addition, individual physicians and small group practices typically lack the negotiating leverage with payors and information systems necessary to manage risk-sharing contracts.

         In response to the foregoing factors, physicians are increasingly forming larger group practices and affiliating with physician networks and physician hospital organizations. In addition, physicians are affiliating with physician practice management companies in order to gain greater access to third party payor contracts, patient information and management systems, leverage with vendors and payors, capital resources and ancillary services frequently unavailable to independent practitioners. In addition, many payors and their intermediaries, including governmental entities and managed care companies, are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data.

         OTOLARYNGOLOGY

         Otolaryngology is the management of diseases and disorders of the ear, nose, nasal passages, sinuses, larynx, mouth and throat, as well as structures of the neck and face. An otolaryngologist is commonly referred to as an ENT physician and provides some or all of the following subspecialty services:

         - Pediatric Otolaryngology: the medical and surgical treatment of diseases of the ear, nose and throat in children.

         - Head and Neck Surgery: the medical and surgical treatment of cancerous and noncancerous tumors in the head and neck, including thyroid and parathyroid surgery.

         - Rhinology: the medical and surgical treatment of disorders of the nose and sinuses.

         - Allergy: the medical treatment of inhalant allergies affecting the upper respiratory system.

         - Facial Plastic and Reconstructive Surgery: the treatment of cosmetic, functional and reconstructive abnormalities of the face and neck.

         - Otology/Neurotology: the medical and surgical treatment of diseases of the ear, including traumatic and cancerous disorders of the external, middle and inner ear, as well as the nerve pathways which affect hearing and balance.

         - Laryngology: the medical and surgical treatment of disorders of the throat, including the voice.

ENT services in the United States are delivered largely through individual and small single specialty group practices and, to a lesser extent, multi-specialty clinics.

         According to the American Academy of Otolaryngology-Head and Neck Surgery, Inc. (the "Academy"), there were approximately 8,600 ENT physicians in the United States as of December 31, 1996 and, based upon membership in the Academy, the Company estimates that approximately 70% of all ENT practices consist of individual practitioners or small group practices (less than four physicians). According to industry sources, ENT physicians and Related Specialists are increasingly seeking to form larger group practices and affiliate with physician practice management companies which understand the needs of ENT physicians and can enhance practice performance.

         THE AFFILIATED PRACTICES

         The Company is affiliated with 47 physicians, one TMJ specialist and 49 allied health care professionals operating 41 clinical offices in Alabama, Florida, Georgia and Illinois.

The following table sets forth certain information concerning the Company's affiliated practices as of March 26, 1998:

                                                   Areas                Year                       Allied Health        Office
Medical Group             Location                 Served              Founded      Physicians    Care Professionals   Locations
-------------             --------                 ------              -------      ----------    ------------------   ---------

Atlanta Ear,              Atlanta,               Metropolitan            1979          32*                  37             31
Nose & Throat             Georgia                Atlanta
Associates, P.C

ENT & Allergy             Birmingham,            Birmingham              1988           2                    1              1
Associates, Inc.          Alabama

Allatoona E.N.T           Cartersville,          Cartersville            1994           2                    1              1
& Facial Plastic          Georgia
Surgery, P.C

Otolaryngology            Chicago,               Barington, Crystal      1981           4                    3              3
Medical &                 Illinois               Lake and McHenry
Surgical
Associates, Ltd.

Ear, Nose &               Boca Raton,            Boca Raton, Pompano     1981           8                    7              5
Throat Associates         Florida                Beach, West Palm
of South Florida,                                Beach & Delray Beach
P.A.
                                                                         Total         48*                  49             41
                                                                                       ==                   ==             ==

*   Includes one TMJ specialist.


         ATLANTA EAR, NOSE & THROAT ASSOCIATES, P.C.

         The Company believes Atlanta ENT is the largest independent (non-academic) otolaryngology group practice in the United States. Atlanta ENT consists of 31 ENT physicians, one TMJ specialist, 26 audiologists, eight physician assistants, two nurse practitioners and one clinical esthetician with 31 clinical offices. Atlanta ENT offers a wide range of ENT subspecialty services, including pediatric otolaryngology, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan Atlanta area. The practice also provides audiology services, hearing aid sales, TMJ diagnostics and snoring and sleep apnea laser surgical services. The affiliated physicians at Atlanta ENT maintain privileges at 18 hospitals and three ambulatory surgical centers throughout metropolitan Atlanta. Ramie A. Tritt, M.D., Chairman of the Board and President and a principal stockholder of the Company, is the President and founder of Atlanta ENT. See "Certain Relationships and Related Transactions."

         ENT & ALLERGY ASSOCIATES, INC.

         ENT & Allergy Associates, Inc. is a wholly-owned subsidiary of the Company and consists of two ENT physicians and one audiologist with one clinical office. ENT & Allergy Associates provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology, neurotology and laryngology, to children and adults in the metropolitan Birmingham area.

         ALLATOONA E.N.T. & FACIAL PLASTIC SURGERY, P.C.

         Allatoona ENT consists of two ENT physicians and one audiologist with one clinical office. Allatoona ENT provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the North Georgia area. In addition, the physicians at Allatoona ENT have instituted a hearing screening program for infants and newborns.

         OTOLARYNGOLOGY MEDICAL & SURGICAL ASSOCIATES, LTD.

         Otolaryngology Medical & Surgical Associates, Ltd. ("OMSA") consists of four ENT physicians and three clinical audiologists with three clinical offices in the Barington, Crystal Lake and McHenry suburbs of Chicago. OMSA provides a wide range of ENT subspecialty services, including head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan Chicago area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea surgical services. The affiliated physicians at OMSA maintain privileges at three hospitals and one ambulatory surgical center in metropolitan Chicago.

         EAR, NOSE & THROAT ASSOCIATES OF SOUTH FLORIDA, P.A.

         Ear, Nose & Throat Associates of South Florida, P.A. ("ENTSF") consists of eight ENT physicians and seven clinical audiologists with five clinical offices in Boca Raton, Pompano Beach, West Palm Beach and Delray Beach, Florida. ENTSF provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic, otology and neurotology, to children and adults in the South Florida area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea surgical services. The affiliated physicians at ENTSF maintain privileges at six hospitals and two ambulatory surgical centers in South Florida.

         PROBABLE PRACTICE ACQUISITIONS

         In March 1998, the Company entered into a non-binding letter of intent with PDI relating to the Company's proposed affiliation with six ENT physician practices consisting of 25 physicians and 20 allied health care professionals operating 13 clinical offices located in Southern New York and Northern New Jersey. In addition, the Company has non-binding letters of intent for the other two Probable Practice Acquisitions. These two ENT practices consist of an aggregate of two physicians and two allied health care professionals operating two clinical offices in South Florida. See "Acquisition of ENT Practices -- Probable Practice Acquisitions." There can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of these practices into its business.

         COMPANY OPERATIONS

         Upon affiliating with the Company, the physician practice enters into a long term management services agreement with the Company. Under the terms of a management services agreement, the Company employs the practice's non-medical personnel, provides offices for the practice and provides services in the areas of practice management, information systems and negotiation and management of payor contracts. The non-medical personnel, along with additional personnel at the Company's headquarters, manage the day-to-day non-medical operations of each affiliated practice, including, among other things, providing administrative, bookkeeping, scheduling and other routine services. The governance structure established by the Company pursuant to its management services agreements facilitates close cooperation between the Company and the affiliated practice, while ensuring that the affiliated practice maintains clinical autonomy.

         Pursuant to the terms of the management services agreements, the Company assists the affiliated practices in strategic planning, preparation of operating budgets and capital project analysis. The Company coordinates group purchasing of supplies, inventory and insurance for the practices. In addition, the Company assists the affiliated practices in physician recruitment by introducing physician candidates to the affiliated practices and advising the affiliated practices in structuring employment arrangements. The Company also provides or arranges for a variety of additional services relating to the day-to-day non-medical operations of the affiliated practices, including (i) managing and monitoring each practice's billing levels, invoicing and accounts receivable collection by payor type, (ii) accounting, payroll and legal services and records and (iii) cash management and centralized disbursements. These services are designed to reduce the amount of time physicians spend on administrative matters, thereby enabling the physicians to dedicate more of their efforts toward the delivery of health care.

         The Company establishes an advisory board at each affiliated practice consisting of physicians of the affiliated practice and Company management personnel whose responsibilities are advisory in nature. The advisory board reviews, evaluates and makes recommendations to the officers of the affiliated practice and the officers of the Company with respect to strategic and operational planning, physician employment and recruitment, patient fees and collection policies, quality review and the establishment and maintenance of relationships with managed care and other payors. Notwithstanding recommendations of the advisory board, the Company has ultimate control over all decisions relating to the non-medical operations of the affiliated practice and the affiliated practice has ultimate control over all decisions relating to the practice of medicine. See "--Affiliation Agreements."

         CAPITATED MANAGED CARE CONTRACTS; NETWORK DEVELOPMENT AND MANAGEMENT

         Atlanta ENT began providing ENT medical and surgical services under a capitated managed care contract in 1982 covering approximately 50,000 enrollees. In order to provide ENT medical and surgical professional services under its capitated managed care contracts, the ENT Networks assembled an ENT provider panel consisting of physicians at Atlanta ENT and Allatoona ENT and independent physicians. At December 31, 1997, Atlanta ENT and Allatoona ENT served as the primary ENT provider network for three capitated managed care contracts for United HealthCare, Cigna and FPA covering an aggregate of 315,409 enrollees in the metropolitan Atlanta area. The following table sets forth the covered lives for each managed care contract as of December 31, 1997:

                                                           CAPITATED
                                                         COVERED LIVES
                                                         -------------

          United HealthCare of Georgia, Inc.                  162,141
          Cigna HealthCare of Georgia, Inc.                   143,164
          FPA Medical Management, Inc.                         10,104
                                                             --------
                                                              315,409
                                                             ========


These managed care contracts are held, managed and administered by three wholly-owned subsidiaries of the Company which together comprise the ENT Networks. The Company, through the ENT Networks, also manages the existing provider networks, and performs quality assurance and utilization management under each contract. The ENT Networks receive a pre-determined capitation fee for professional services per enrollee per month from the payors of the managed care contracts in exchange for agreeing to provide ENT medical and surgical professional services required by enrollees. In turn, the ENT Networks have contracted with physicians at Atlanta ENT and Allatoona ENT and with independent physicians ("independent physicians" and, together with affiliated physicians, "associated physicians") to provide such services to these enrollees. The physicians providing services are compensated by the ENT Networks on a discounted fee-for-service basis. For the year ended December 31, 1997, approximately 23% of the net revenue of the Company was attributable to ENT medical and surgical professional services rendered pursuant to the managed care contracts of the ENT Networks.

         The Company intends to develop or acquire additional ENT provider networks in order to enter into exclusive managed care contracts with payors. The Company expects that the networks will consist of affiliated physicians and Related Specialists as well as independent physicians and other health care providers engaged in ENT and the Related Specialties who will enter into network administration agreements with the Company. These agreements will provide for management of the provider network, negotiation of managed care contracts and performance of quality assurance and utilization management functions by the Company. The Company anticipates working with specialty group practices in developing capitated contract proposals, evaluating and assembling provider networks, negotiating contract rate schedules and exclusions, managing utilization and developing provider compensation methodologies. The Company also anticipates eventually tracking outcomes to demonstrate the cost effectiveness of care being delivered in connection with its managed care contracts. The Company believes the principal benefit from including affiliated as well as independent physicians in its provider networks will be the expansion and diversification of provider networks available to managed care enrollees, as increasingly required by managed care companies.

         INFORMATION SYSTEMS

         The Company supports free-standing practice management systems utilized by affiliated practices to facilitate patient scheduling, billing and collection, accounts receivable management, provider productivity analysis and certain cash disbursement functions. Rather than replacing systems utilized by affiliated practices, the Company generally integrates an affiliated practice's systems in order to streamline consolidated financial reporting, accounts receivable management and productivity analysis functions. The Company is also evaluating patient electronic medical record systems for possible implementation at affiliated practices. The Company believes that the use of an electronic medical record system may enhance operating efficiency through automation of many routine functions, as well as the capacity to link "procedure specific" treatment protocols, thereby enhancing the physician's ability to provide quality cost-effective patient care.

         The Company believes that effective and efficient access to key patient data is critical in controlling costs and improving quality outcomes in connection with managing risk contracts. The Company's proprietary comprehensive network administration and utilization management system designed specifically for ENT practices (the "Capitated Network System") provides effective and efficient access to key patient data and performs the complex processing and analytical tasks required to manage risk contracts effectively. The Company's system facilitates the automation of many routine functions and provides affiliated physicians with Internet access to the clinical and financial data necessary to issue and manage authorization for surgeries, to track diagnosis, procedures and admissions and to perform outcome studies, cost analysis, quality assurance and utilization management and reviews.

         The Capitated Network System integrates the following functions:

         -   Tracking referrals from primary care and other physicians

         - Issuing and managing authorization for surgeries and tracking diagnoses, procedures and admissions

         -   Processing claims for physician payment

         - Providing extensive customized management reports (including diagnosis and procedure utilization data)

         -   Maintaining support files

         The Company believes that the Capitated Network System provides it with a competitive advantage in procuring, managing and administering risk contracts.

         COMPETITION

         The physician practice management industry is highly competitive. The restructuring of the health care system is leading to rapid consolidation of the existing highly fragmented health care delivery system into larger and more organized groups and networks of health care providers. The Company expects competition to increase as a result of consolidation and ongoing cost containment pressures, among other factors. The Company competes with physician practice management companies, hospitals, managed care companies, physician practices and other competitors seeking to affiliate with physicians or provide management services to physicians. Many of these competitors are significantly larger, provide a wider variety of services, have greater experience in providing practice management services, have longer established relationships with customers for these services and have access to substantially greater financial resources than the Company. There can be no assurance the Company will be able to affiliate with a sufficient number of competent physicians and other health care professionals to expand its business. The Company believes that the quality of its management services, experience in procuring, managing and administering capitated managed care contracts, the breadth of ENT medical and surgical professional services provided by affiliated physicians and the utility of the Capitated Network System position it to compete favorably for affiliation with additional ENT and Related Specialty practices.

         Physicians are facing the challenge of providing quality patient care while experiencing rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. The Company believes that competition for patients is dependent upon, among other things, the geographic coverage of affiliated practices, the reputation and referral patterns of affiliated physicians and the breadth of ENT and Related Specialty medical and surgical professional services provided by physicians practicing at affiliated practices. Therefore, the success of the Company is dependent upon the ability of the Company or affiliated practices to recruit, train and retain qualified health care professionals in new and existing markets. The Company faces competition for these personnel from other health care providers, research and academic institutions, government entities and other organizations. There can be no assurance that sufficient numbers of qualified health care professionals can be hired and retained. The inability to hire and retain such health care professionals could have a material adverse effect on the Company's business, financial condition and results of operations.

         Concern over the rising cost of health care has led to the emergence and increased prominence of managed care and a resulting increase in competition for managed care contracts. The Company's ability to compete successfully for managed care contracts may depend upon the Company's ability to manage utilization under such contracts and to increase the number of associated physicians and other health care professionals included in its provider networks.

         MEDICAL ADVISORY BOARD

         The Company established a Medical Advisory Board whose responsibilities include, among other duties, (i) reviewing the medical appropriateness of the Company's policies and procedures with respect to disease management and utilization management protocols and practice and surgery guidelines, (ii) consulting with the Company on acquisitions, (iii) reviewing the medical appropriateness of information systems utilized or developed by the Company, (iv) evaluating new medical technologies to be utilized by affiliated practices and (v) developing and coordinating Company sponsored managed care and practice management seminars for ENT physicians. The Medical Advisory Board consists of three affiliated ENT physicians, including Ramie A. Tritt, M.D., the Company's Chairman of the Board and President, and five non-affiliated ENT physicians.

         AFFILIATION AGREEMENTS

         The relationship between the Company and affiliated practices and physicians is set forth in asset or stock acquisition agreements, management services agreements and employment agreements.

         ACQUISITION AGREEMENTS

         Pursuant to acquisition agreements (the "Acquisition Agreements"), the Company or a wholly-owned subsidiary of the Company acquires either (i) substantially all of the assets utilized in a practice (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumes certain leases and other contracts or obligations of the practice group or (ii) the equity of the practice. The practice remains liable for the payment of liabilities not assumed by the Company under the acquisition agreement. The Acquisition Agreements provide that the medical practice and the stockholders of such practice, if any, will not, for a period of time following the closing of the acquisition, compete with the Company within a specified geographic area, will not solicit patients of the practice within such geographic area and will not solicit employees of the Company. The Acquisition Agreements also contain representations and warranties and indemnification provisions by each of the parties to the agreement. The closing of acquisitions are conditioned upon, among other things, the execution and delivery of (i) employment agreements between the practice and each of its physicians and (ii) a management services agreement between the Company and the practice.

         MANAGEMENT SERVICES AGREEMENTS

         The Company has entered into management services agreements with Atlanta ENT, Allatoona ENT, ENT & Allergy Associates, OMSA and ENTSF on substantially the terms described below (the "Management Services Agreements"). The Management Services Agreements provide for the affiliated practice to assign to the Company all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable (or the revenue it receives) to the extent permitted by applicable law and to grant to the Company the right to collect and retain the proceeds of the accounts receivable (or revenue) for the Company's account to be applied in accordance with the Management Services Agreement. Although such proceeds of the accounts receivable (or revenue) are collected by the Company on behalf of the practice, the practice grants to the Company the right to grant a security interest and factor such amounts and accounts receivable to secure Company borrowings under the Credit Facility.

         The Company generally retains a management fee equal to (i) a stipulated percentage of all revenue generated by or on behalf of physicians at the affiliated practice (after adjustment for contractual allowances) as payment for the services provided by the Company and non-allocable costs incurred by the Company attributable to the provision of management services under the Management Services Agreement and (ii) an amount equal to all operating and capital expenses of the practice, including depreciation, amortization and interest. In certain states where the Company expects to do business, such as New York, the Company will be reimbursed for operating and non-operating expenses of the affiliated practices and will be paid a fixed management fee, pursuant to state regulatory laws. The Company is responsible for the payment for and incurs (i) operating expenses of the affiliated practice, including salaries and benefits of non-medical employees of the practice, lease obligations for office space and equipment and medical and office supplies and
(ii) the non-operating expenses of the affiliated practice. The Company pays for all such expenses including its fees directly out of the proceeds of the accounts receivable (or revenue) assigned to the Company by the affiliated practice. The remaining net practice revenue is remitted to the affiliated practice, which is responsible for and pays compensation and benefits to (i) physicians pursuant to employment agreements between the practice and each physician and (ii) physician assistants.

         The affiliated practice retains the responsibility for, among other things, (i) compensating physician employees and physician assistants, (ii) paying insurance premiums and deductibles for professional liability insurance policies, (iii) ensuring that affiliated physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iv) complying with certain federal and state laws and regulations applicable to the practice of medicine. In addition, the affiliated practice will retain exclusive control over all aspects of the practice of medicine and the delivery of medical services.

         Under the Management Services Agreements, the Company, among other things, (i) acts as the exclusive manager and administrator relating to all non-medical operations of the affiliated practice, (ii) bills patients, insurance companies and other third party payors and collects, on behalf of the affiliated practice, the fees for professional medical services and other services and products rendered or sold by the affiliated practice, (iii) provides, as necessary, clerical, accounting, purchasing, payroll, bookkeeping and computer services and personnel and information management services to the affiliated practice, (iv) supervises and maintains custody of all files and records of the affiliated practice, (v) provides facilities, furniture and equipment for the affiliated practice, (vi) prepares all annual and capital operating budgets of the affiliated practice, (vii) orders and purchases inventory and supplies as reasonably required by the affiliated practice, (viii) assists in marketing the services provided by the affiliated practice, where allowable, (ix) provides financial and business assistance to the affiliated practice in the negotiation, establishment, evaluation and administration of contracts and relationships with managed care and other similar providers and payors and (x) performs administrative services relating to the recruitment of physicians for the affiliated practice.

         The Management Services Agreements are for an initial term of 40 years, which may be extended for separate and successive five year terms. The Management Services Agreements may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues without cure for a specified term after notice.

         During the term of a Management Services Agreement, the affiliated practice agrees, with respect to management services, not to compete with the Company and the other practices for which the Company provides management services within a specified geographic area. In addition, during the term of a Management Services Agreement and for a period following the termination of such agreement, the affiliated practice agrees not to solicit any employee of the Company or persons affiliated with the Company or to contract with any entity for the provision of management services substantially of the kind contemplated by the Management Services Agreement. The affiliated practice also agrees not to disclose certain confidential and proprietary information relating to the Company and the affiliated practice.

         PHYSICIAN EMPLOYMENT AGREEMENTS

         Physicians at Atlanta ENT, Allatoona ENT, OMSA, ENTSF and ENT & Allergy Associates have employment agreements with their respective affiliated practice. The employment agreements with the physicians at Atlanta ENT, Allatoona ENT, OMSA and ENTSF generally provide for an initial term of five years, which will be automatically renewed for successive one or two year terms unless an affiliated physician or the medical practice elects not to renew the term by providing at least 90 days written notice of such election or such agreement is otherwise terminated for cause or the death or disability of an affiliated physician. The employment agreements with the physicians of ENT & Allergy Associates, a wholly-owned subsidiary of the Company, provide for an initial term of six years and six months, which will be automatically renewed for successive one or two year terms unless the physician or ENT & Allergy Associates elects not to renew. Affiliated physicians are compensated based upon either productivity or other negotiated formulas agreed upon between the affiliated physician and the medical practice, and the medical practice may provide the affiliated physicians with health, death and disability insurance and other benefits. Affiliated physicians are obligated to obtain and maintain professional liability insurance coverage which may be procured on behalf of the affiliated physicians by the Company. Pursuant to the employment agreements, affiliated physicians agree not to compete with the medical practice, not to solicit patients of the medical practice and not to interfere with employees of the medical practice for a certain period following the termination of such employment agreement unless the agreement is terminated by the affiliated physician for cause. However, in certain states (such as Alabama), certain types of restrictive covenants, including non-competition covenants, are deemed to be unenforceable as against professionals (including physicians), and in other states (such as Florida, Georgia and Illinois), such provisions may be deemed to be unenforceable if a court determines that the duration of the restriction, the territory covered by such restriction or the activities restricted were unreasonable or otherwise violated public policy. In addition, affiliated physicians agree not to disclose any confidential and proprietary information of the medical practice during the term of the agreement and for a certain period following the termination of the agreement. Furthermore, under the employment agreements, affiliated physicians agree to assign to the medical practice all revenue related to contracts with managed care companies and grant an irrevocable power of attorney to the medical practice to enter into such contracts on behalf of the physicians. The employment agreements also provide that the affiliated physicians exercise independent professional and ethical judgment in all patient care responsibilities.

         ACQUISITION OF ENT PRACTICES

         THE REORGANIZATION

         The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and certain contractual liabilities of (i) Atlanta ENT, (ii) ENT & Allergy Associates, (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C. and (v) Ear, Nose & Throat Associates, P.C. and all of the outstanding shares of common stock of the corporations comprising the ENT Networks in March 1997. In connection with the acquisition of assets of the practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of Common Stock (valued at the time of issuance at approximately $24.8 million). See "-- The Affiliated Practices," "--
Affiliation Agreements" and "Certain Relationships and Related Transactions."

         POST REORGANIZATION ACQUISITIONS

         Since the Reorganization, the Company has acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Allatoona ENT, (ii) Ear, Nose & Throat Specialists, P.C. ("ENT Specialists"), (iii) Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Specialists H&N"), (iv) Northside Ear, Nose & Throat Associates, P.C. ("Northside"), (v) OMSA, (vi) Cobb Ear, Nose & Throat Associates, P.C. ("Cobb") and (vii) James J. Murata, M.D., P.A. ("Murata") and
(b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida. See "-- The Affiliated Practices" and "-- Affiliation Agreements."

         In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $5.2 million in cash, (ii) issued an aggregate of 611,215 shares of Common Stock (valued at an aggregate of approximately $4.6 million), (iii) agreed to issue an aggregate of 301,779 additional shares of Common Stock (valued at an aggregate of approximately $2.8 million) to three of the affiliated practices beginning in September 1998, (iv) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000, which notes mature in October 2000 and accrue interest at a rate of 5.61% per annum and are convertible into shares of Common Stock at a conversion price of $10.00 per share and (v) issued non-interest bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3.0 million. The payment of these notes is contingent upon the physicians or practice holding such notes reaching certain performance targets. Substantially all of these contingent notes are payable by the Company, at the Company's option, in shares of Common Stock, valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with these acquisitions, the Company paid an aggregate of approximately $429,000 to Premier HealthCare, an affiliate of Gerald R. Benjamin, the Company's Vice Chairman and Secretary, for advisory services rendered by Premier HealthCare. See "Certain Relationships and Related Transactions."

         In connection with the OMSA acquisition, the physician shareholders of OMSA granted to Dr. Tritt (or his designee or assignee) the option to acquire all of the ownership interest of such physician shareholders in OMSA in the event that at any time there are less than two shareholders who continue as full time physician-employees of OMSA and those shareholders who remain do not, in Dr. Tritt's or management of the Company's sole discretion, control the operations of OMSA in a manner consistent with the requirements of the Management Services Agreement between OMSA and the Company. In order to exercise the option, Dr. Tritt or his designee or assignee must at the time of exercise be licensed to practice medicine in the State of Illinois. See "Certain Relationships and Related Transactions."

         PROBABLE PRACTICE ACQUISITIONS

         In March 1998, the Company entered into a non-binding letter of intent relating to the Company's proposed acquisition of substantially all of the tangible assets of Physicians' Domain, along with the stock of corporations that are successors to six ENT physician practices affiliated with Physicians' Domain. The PDI transaction consists of 25 physicians and 20 allied health care professionals operating 13 clinical offices located in Southern New York and Northern New Jersey. Based on the terms of the letter of intent, the aggregate consideration to be paid by the Company in connection with the PDI acquisition will be approximately $22.5 million consisting of approximately $2.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of these physician practices and the issuance of a subordinated promissory note in the principal amount of approximately $16.2 million. The letter of intent provides that the subordinated promissory note will bear interest at a rate of 6% per annum, payable quarterly, and will be secured by certain of the assets acquired by the Company in the transaction. Pursuant to the proposed terms of the subordinated promissory note, approximately $9.2 million of the principal amount of the note will mature five years from the date of issuance and the remaining approximately $7.0 million principal amount of the note will mature upon the earlier of (i) three days following the closing of a public offering by the Company and (ii) December 31, 1998. The proposed terms of the letter of intent also provide that (i) the management services agreement to be entered into between the Company and the practices will provide for a fixed management fee of approximately $3.0 million per year subject to annual increases consistent with the annual percentage increase in the consumer price index after the fifth anniversary of the date of the agreement, (ii) the Company will receive a break-up fee equal to $250,000 in the event the transaction is not consummated on or before June 1, 1998, (iii) the physicians at these practices will have the right to nominate one member to the Board of Directors of the Company and (iv) the Company will pay an additional $500,000, payable in shares of Common Stock at the Company's option, if these practices achieve stipulated performance targets. In addition, the Company has non-binding letters of intent for the other Probable Practice Acquisitions for an aggregate purchase price of $1.2 million. These two ENT physician practices consist of an aggregate of two physicians and two allied health care professionals operating two clinical offices located in South Florida. The letters of intent are mere statements of intention and each of the Probable Practice Acquisitions is subject to various conditions to closing, including the negotiation and execution of an acquisition agreement related to such potential acquisition. There can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of these Probable Practice Acquisitions into its business.

         CAPITATED AGREEMENTS WITH THIRD PARTY PAYORS

         Pursuant to participation agreements between the ENT Networks and the physicians providing services to the managed care enrollees, the physicians must follow administrative procedures established by the Company and the managed care companies, such as referring enrollees to participating providers; obtaining prior authorization for certain medical procedures; and participating in quality assurance and utilization management programs. Quality assurance management is the process established by the payor to improve the quality of covered services and utilization management is the process established to review whether certain health care services provided to enrollees are in accordance with the requirements established by each payor. Under the participation agreements, the physicians are also required to procure and maintain medical malpractice and general liability insurance. The participation agreements may be terminated by
(i) the respective ENT Network without cause upon 60 days notice or with cause upon 30 days notice and (ii) a physician, with or without cause, upon 60 days notice. In addition, the participation agreements automatically terminate upon the termination of the relevant capitated managed care contract.

         The ENT Networks entered into capitated managed care contracts with United HealthCare, Cigna and FPA in 1991, 1992 and 1997, respectively. The current contract with United HealthCare is a renewal of an earlier contract and expires in May 1998. Under the contract with United HealthCare, capitation fees are automatically increased annually based upon the percentage change, in the Atlanta region, of a consumer index identified in the contract. The current contract with Cigna is the original contract and provides for automatic annual renewals and annual renegotiation of the capitation fees. The managed care contracts with Cigna and United HealthCare may be terminated by either party (i) for cause, including a material breach of the contract, generally upon 30 to 60 days notice by the terminating party or (ii) without cause upon 90 to 120 days notice by the terminating party. The contract with FPA has an initial team of three years and provides for automatic annual renewals following the initial term. The agreement with FPA provides for a renegotiation of the capitation fees 15 months into the initial term of the agreement. In the event that parties cannot renegotiate the capitation fees within 60 days, the agreement may be terminated by either party. The agreement also provides for annual renegotiation of the capitation fees following the initial term and may be terminated at any time by FPA for cause. Aetna Health Plans of Georgia ("Aetna") modified its delivery system of physician specialty services in the Atlanta market and terminated its capitated managed care contracts with each physician specialty group, including the Company, effective June 30, 1997. The Company's affiliated physicians at Atlanta ENT and Allatoona E.N.T. & Facial Plastic Surgery, P.C. ("Allatoona ENT") continue to provide services to Aetna under new physician provider agreements, which reimburse physicians on a modified fee-for-service basis. For the six months ended December 31, 1997, the Company's capitation revenue decreased as a result of the termination of the Aetna capitated managed care contract. However, this decrease was offset by an increase in the Company's management fee revenue as a result of an increase in modified fee-for-service revenue at Atlanta ENT and Allatoona ENT. The Company does not believe the termination of the Aetna contract will have a material adverse effect on the Company's business, financial condition or results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         GOVERNMENT REGULATION

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. The regulation of the health care industry, including scrutiny of the methods and levels of payment to health care providers is increasing on both the federal and state levels. Federal and state authorities are expending significant resources to enforce both federal and state health care laws and to combat fraud in the health care industry. Additionally, in 1997, Congress enacted the Balanced Budget Act which contains several amendments to the enabling laws for the Medicare and Medicaid Programs. These amendments do affect the methods and levels of payment to health care providers, and at this time, it is not clear how or to what extent these amendments will affect the operation of the Company and its affiliated practices. Additionally, the Company believes that health care legislation, regulations and interpretations will continue to change and, as a result, plans to continue routinely to monitor developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all of its agreements and operation in accordance with applicable law, the lack of definitive interpretations of many statutory and regulatory provisions means that there can be no assurance that the Company's arrangements are in compliance with such provisions or will not be successfully challenged.

         GOVERNMENT REIMBURSEMENT PROGRAMS

         Under the federal Medicare program, payment for physician services (other than under Medicare risk contracts and Medicare+Choice plans) is based on an annually adjusted fixed fee schedule known as the Resource-Based Relative Value Scale ("RBRVS"). This payment system is intended to reflect the relative resources required to provide a given service as compared to another service. Fee schedule amounts are also based upon a geographic adjustment factor and a national conversion factor which converts relative value units into payment amounts and insures that expenditures remain within budgetary constraints. The Balanced Budget Act modified the RBRVS system to adjust the per patient payments from the Medicare program for certain physician services, and the Company anticipates further modifications in the RBRVS system in the future. Additionally, the Balanced Budget Act creates the Medicare+Choice plan which provides Medicare beneficiaries with the option to receive services through managed care entities including HMOs and preferred provider organizations, and payment for physician services under the Medicare+Choice plan may be on a capitated basis as opposed to the RBRVS system.

This change of payment method may result in an overall decrease in compensation for physician services under the Medicare program. Because the Company anticipates that approximately 10% of its revenues will be derived from government-funded health care programs (principally, Medicare and Medicaid), the Company does not believe that such reductions will result in a material adverse change in the results of operations of the Company. The Medicaid program is a partially federal-funded state administered program for the indigent. Payment to physicians under state Medicaid programs is generally based upon fee schedules; however, some states have authorized Medicaid HMOs, and payments for physician services under these programs may be on a capitated basis. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary/carrier determinations and government funding restrictions, all of which may materially increase or decrease the rate of program payments to physicians and other health care providers.

         STARK LEGISLATION, FRAUD AND ABUSE LAWS AND SIMILAR LAWS

         The Company and its affiliated physicians are subject to a variety of laws and regulations governing the referral of patients for certain health services to entities with which the referring physician has a financial relationship. Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply ("Stark I" and "Stark II" are collectively referred to as the "Stark Law"). The Stark Law prohibits, subject to certain exceptions, a physician (or a member of the physician's immediate family) from referring Medicare patients for "designated health services" to an entity with which the physician has a financial relationship. In addition, a state cannot received federal financial payment under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payments under the Medicare program if Medicare covered the services to the same extent and under the same terms and conditions as under the state Medicaid plan. Financial arrangements include both ownership arrangements and compensation arrangements, including such an arrangement with the physician's own group practice. The designated health services include clinical laboratory services, radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The Stark Law further imposes reporting requirements on any entity providing covered items or services for which payment may be made under Medicare or Medicaid. An entity is required to report information concerning the entity's ownership, investment and compensation arrangements. The penalties for violating the Stark Law include a prohibition on payment by Medicare or federal financial payment under the Medicaid program for services resulting from prohibited referrals, and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of the Stark Law. However, the Stark Law is broad and ambiguous. Final regulations under the provisions of Stark I (clinical laboratory services) were issued on August 14, 1995, and proposed regulations clarifying the provisions of the Stark Law were published on January 9, 1998. Although the proposed regulations do not have the effect of law, they provide guidance to HCFA's interpretation of the Stark Law. Therefore, the Company expects to review the proposed regulations to determine if any changes in the operations of the Company or its affiliated practices are appropriate.

         In addition, a number of states have enacted similar laws which apply to referrals made for services reimbursed by all payors, and not simply Medicare or Medicaid. For example, the Georgia Patient Self-Referral Act of 1993 (the "Georgia Act") prohibits a physician from making a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of designated health services. The list of designated health services includes clinical laboratory services, physical therapy services, rehabilitation services, diagnostic imaging services, pharmaceutical services, durable medical equipment and outpatient surgical services. Exceptions are provided for physicians' services and certain in-office ancillary services of a group practice, as defined by the Georgia Act. Similarly, the Florida Patient Self-Referral Act of 1992 (the "Florida Act") prohibits any health care provider from making a referral of any health care item or service to an entity in which the health care provider has an investment interest. However, certain referrals are not covered by the Florida Act, including referrals of physician services within a group practice or ancillary services performed under the direct supervision of a physician or group practice. The Illinois Health Care Worker Self-Referral Act (the "Illinois Act") prohibits health care workers from referring patients for health services to an entity outside the health care worker's office or group practice in which the health care worker is an investor, unless the health care worker directly provides health services within the entity and will be personally involved with the provision of care to the referred patient. The Company believes that its activities are not in violation of these laws. However, there can be no assurances that future interpretations of these laws will not require structural and organizational modification of the Company's affiliation structure in those states. Additionally, future legislation or regulations could require the Company to modify the form of its relationships with physician organizations. Moreover, the violation of the Stark Law or similar state laws by the Company's affiliated physician organizations could result in significant fines and loss of reimbursement which could materially adversely affect the Company's business, financial condition and results of operations.

         The Company and its affiliated physicians are also subject to federal and state fraud and abuse laws (the "Fraud and Abuse Laws"). These laws include the federal anti-kickback statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any remuneration, directly or indirectly in return for the referral of patients, or arranging for the furnishing of items and services that are paid for in whole or in part by Medicare, Medicaid or federally-funded programs. The courts and the Office of Inspector General of The Department of Health and Human Services have stated that the anti-kickback statute is violated if one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. Violations of the anti-kickback statute are punishable by criminal or civil penalties, and/or exclusion of the provider from future participation in the Medicare, Medicaid and federally-funded programs. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Although satisfaction of the requirements of these safe harbors provides protection from enforcement action under the anti-kickback legislation, failure to meet the safe harbors does not necessarily mean that the activity violates the statutory prohibitions. Rather, the legality of a particular business arrangement will be assessed by comparing the particular facts of the transaction to the proscriptions of the statute. In addition, a number of states have enacted similar laws, which vary from state to state, prohibiting remuneration or fee-splitting arrangements between health care providers for the referral of patients to a particular provider, regardless of the payor source. Also, under separate statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in the Medicare, Medicaid and federally-funded health care programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such qui tam actions have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claims action, pay fines or be excluded from participation in the Medicare and/or Medicaid programs as a result of an investigation arising out of such an action. Congress also enacted the Health Insurance Portability and Accounting Act of 1996, which includes an expansion of certain fraud and abuse provisions to health care programs. Due to the breadth of the statutory provisions of the Fraud and Abuse Laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which the Company and its affiliated entities conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws.

         The Company has attempted to structure its business relations to comply with the Stark Law, the Fraud and Abuse Laws and all other applicable federal and state health care laws and regulations. However, there can be no assurance that such laws and regulations will be interpreted in a manner consistent with the Company's practices. There can be no assurance that challenges under such laws or regulations or new laws or regulations will not require the Company or its affiliated entities to change their practices or will not have a material adverse effect on the Company's business, financial condition or operating results. Furthermore, the addition of ancillary services may require the Company or its affiliated practices to alter their operations to comply with applicable federal or state health care laws and regulations. In addition, state legislatures and other governmental entities are considering additional measures restricting or regulating referrals, and there can be no assurance that new laws or regulations will not be enacted which will require restructuring of the Company's operations or otherwise have a material adverse effect on the Company's business, financial conditions or operating results.

         HEALTH CARE REFORM

         Political, economic and regulatory influences are continuously subjecting the health care industry in the United States to fundamental change. On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997 (the "Balanced Budget Act") which contemplates savings of $115 billion in Medicare spending and $13 billion in Medicaid spending over the five-year period from 1998 to 2002. The savings will result primarily from reductions in reimbursements to providers due to several factors, including but not limited to, alterations in the methodology for calculating physician fee schedule payments, application of a budget neutrality adjustment to prevent physician fees from increasing above a certain aggregate amount, and expansion of options for Medicare delivery including provider-sponsored organizations, HMOs, preferred provider organizations and private fee-for-service plans. The Balanced Budget Act also establishes more stringent sanctions for convictions of health care related crimes including permanent exclusion from participation in the Medicare Program after conviction of three health care related crimes and imposition of civil monetary penalties for violations of the federal anti-kickback statute. Due to the recent enactment of this health care reform and uncertain interpretation of these reform measures by regulatory authorities, it is difficult to determine the impact that this reform will have upon the Company and its affiliated physicians, and there can be no assurances that these reform measures will not have a material adverse effect on the Company's business, financial condition or operating results. In addition to federal health care reform, some states in which the Company operates or may operate in the future are also considering various health care reform proposals. The Company anticipates that both federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies, and that additional reforms will likely occur in the future. Due to uncertainties regarding the additional reforms and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, the actual announcement by competitors and third party payors of their strategies to respond to such initiatives or reforms, could produce volatility in the trading and market price of the Common Stock of the Company.

         OTHER LICENSING REQUIREMENTS

         Every state imposes licensing requirements on individual physicians, and some regulate facilities and services operated by physicians. In addition, many states require physicians to obtain regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services, or making certain capital expenditures in excess of statutory thresholds for health care equipment, facilities or services. To date, the Company and its affiliated practices have not been required to obtain certificates of need or similar approvals for their activities. However, the addition of ancillary services by one of the affiliated practices or changes in law or regulations could require licensure, a certificate of need, or both. There is no assurance that such required state regulatory approvals could be obtained, or even if initially obtained, would not thereafter be withdrawn or restricted. In connection with the expansion of its operations into new markets and contracting with managed care companies, the Company and its affiliated practices may become subject to compliance with additional regulations. In addition, the Company and its affiliated practices are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulation, civil rights and discrimination, medical waste and other environmental issues. Increasingly, federal, state and local governments are expanding the regulatory requirements for businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

         RESTRICTIONS ON CORPORATE PRACTICE OF MEDICINE AND UNLAWFUL FEE
         SPLITTING

         The laws of certain states in which the Company operates or may operate in the future prohibit non-physician entities from practicing medicine or from exercising control over the professional judgments or decisions of physicians concerning the treatment and diagnosis of patients. In Illinois, there is case law which prohibits corporations (other than specifically licensed medical corporations or hospital corporations) from providing professional medical services or employing physicians. In Georgia, there is also case law which could be interpreted as prohibiting a corporation from employing physicians, but the continued viability of such doctrine in Georgia is unclear. Florida law does not prohibit the corporate practice of medicine although it does prohibit the corporate practice of other medical services such as dentistry and optometry. In Alabama, recent interpretations by state authorities have indicated that a corporation may employ physicians as long as the physicians exercise their independent professional judgment in rendering medical decisions concerning the treatment and diagnosis of patients. Although the Company has structured its affiliations with physician groups so that the associated physicians maintain exclusive authority regarding the delivery of medical care and exercise their independent professional judgment in rendering medical decisions, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business.

         In addition, the laws of certain states in which the Company operates or may operate in the future prohibit certain practices such as splitting fees with physicians or receiving fees for the referral of patients. In Illinois, it is unlawful for a physician to divide with anyone other than physicians with whom the physician practices in a legally recognized entity or organization any fee or other form of compensation for professional services. In Florida, the Board of Medicine recently issued a declaratory statement (the "Declaratory Statement") interpreting Florida fee splitting statutes. The Declaratory Statement, which has been stayed pending its appeal to the Florida courts, is broadly drafted and could be construed as prohibiting physician management companies from being compensated based on a percentage of the managed practice's revenues or profits. In addition, the Declaratory Statement could be construed as restricting the manner in which the management company provides marketing services to a managed practice. If Florida courts uphold the Declaratory Statement, the Company could be required to revise its contracts with its affiliated practices in a manner that could have adverse effects on the Company. Although the Company has endeavored to structure its affiliations with physician groups to comply with applicable state fee splitting laws and anti-referral laws, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future which could have a material adverse effect on the Company's business. If a corporate practice of medicine law or fee splitting statute is interpreted in a manner that is inconsistent with the Company's practices, the Company would be required to restructure or terminate its relationship with the applicable physician group in order to bring its activities into compliance with such law. The termination of, or failure of the Company to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on the Company's business, financial condition or results of operations.

         LIABILITY AND INSURANCE

         The provision of health care services entails the risk of potential claims of medical malpractice and similar claims. The Company does not itself engage in the practice of medicine or have responsibility for compliance with regulatory requirements directly applicable to physicians and requires affiliated physicians performing medical services at its facilities to maintain medical malpractice insurance. Nevertheless, there can be no assurance that malpractice will not be asserted against the Company directly in the event that services or procedures performed at one of the Company's facilities are alleged to have resulted in injury or other adverse effects. In addition, in connection with the acquisition of assets of affiliated practices, the Company has assumed certain of the stated liabilities of such practices. Additionally, claims may be asserted against the Company for events related to affiliated practices that occurred prior to its affiliation with the Company. Although the Company maintains liability insurance that it believes will be adequate as to both risk and amounts, successful malpractice claims could exceed the limits of the Company's insurance and could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, a malpractice claim asserted against the Company could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business, regardless of the merit or eventual outcome of such claim. In addition, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims.

         In addition to the liability insurance maintained by the Company, the Company is named as an additional insured on the professional liability insurance policies held by affiliated physicians. Such insurance would provide coverage, subject to policy limits in the event the Company were held liable as a co-defendant in a lawsuit for professional malpractice against an affiliated physician. In addition, the Company is indemnified under the Management Services Agreements by the affiliated physician groups for liabilities resulting from the performance of medical services.

         EMPLOYEES

         As of December 31, 1997, the Company had approximately 285 full-time employees, including two physicians and 35 allied health care professionals. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company leases approximately 5,000 square feet of office space for its executive offices in Atlanta, Georgia. The lease provides for annual rent of approximately $80,000, subject to specified annual increases, and expires in July 2002. The Company also leases the 41 facilities currently used by the physicians at the affiliated practices. These leases have varying remaining terms ranging from approximately one month to 13 years and aggregate annual rent of approximately $2.1 million. The Company believes that these facilities are suitable for the current and anticipated needs of the Company. See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         No legal proceedings are currently pending against the Company, and the Company is not aware of any outstanding claims against any of its affiliated practices that would have a material adverse effect on the Company's business, financial condition or results of operations. The Company and its affiliated practices may be involved from time to time in litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Securities

         PSC's Common Stock began trading on March 21, 1997 on the Nasdaq National Market under the symbol "ENTS." The table below sets forth the high and low sales prices of PSC's Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.



                                                            HIGH            LOW
                                                            ----            ---

Fiscal Year Ended December 31, 1997:

      March 21 through March 31, 1997                      $ 8.25         $7.25

      April 1 through June 30, 1997                         7.625          5.00

      July 1 through September 30, 1997                     11.00          5.50

      October 1 through December 31, 1997                   13.75          8.25



         Approximate Number of Equity Security Holders

         The number of record holders of the Company's Common Stock as of March 23, 1998 was approximately 50. The Company believes that the number of beneficial owners exceeds 800.

         Dividends

         The Company has never paid cash dividends on the Common Stock. The Company expects that it will retain all earnings, if any, for the development and growth of its business and does not anticipate paying any cash dividends to its stockholders in the foreseeable future. Any future determination as to dividend policy will be made by the Board of Directors of the Company in its discretion, and will depend on a number of factors, including the future earnings, if any, capital requirements, financial condition and business prospectus of the Company and such other factors as the Board of Directors may deem relevant. In addition, the Company's $20 million credit facility with NationsBank, N.A. (the "Credit Facility") restricts the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Recent Sales of Unregistered Securities

         The Company did not issue any securities during the year ended December 31, 1997 which were not registered under the Securities Act of 1933, as amended, except as follows:

         In connection with the acquisition in March 1997 of substantially all of the assets of (i) Atlanta Ear, Nose & Throat Associates, P.C., (ii) Metropolitan Ear, Nose & Throat, P.C., (iii) Atlanta Head and Neck Surgery, P.C., (iv) Ear, Nose & Throat Associates, P.C. and (v) W.J. Cornay, III, M.D., P.C. and (vi) the outstanding shares of capital stock of ENT Networks, the Company issued an aggregate of 3,104,755 shares of Common Stock to the physician shareholders of the practices and the physician owner of the ENT Networks.

         In connection with the acquisition of substantially all of the assets of (i) Allatoona in July 1997, (ii) ENT Specialists in July 1997, (iii) ENT Specialist, H&N in July 1997, (iv) Northside in August 1997, (v) OMSA in September 1997, and (vi) Cobb in December 1997, the Company issued an aggregate of 598,450 shares of Common Stock, agreed to issue an aggregate of 276,249 additional shares of Common Stock beginning in September 1998, and issued approximately $750,000 aggregate principal amount of contingent convertible promissory notes, $600,000 of principal amount of which is payable solely in Common Stock, and the remaining $150,000 is payable in cash or common stock. Payment of these notes is contingent upon the holders of such notes reaching certain performance thresholds. All of the shares of Common Stock and notes were issued to the physician shareholders of the practices.

         In connection with the acquisition of six Florida professional corporations and related assets, in October 1997, the Company issued (i) approximately $912,000 aggregate principal amount of convertible promissory notes, which notes mature in October 2000, accrue simple interest at a rate of 5.61% per annum and are convertible, at the option of the holders, into shares of Common Stock at $10.00 per share and (ii) approximately $2.25 million aggregate principal amount of contingent convertible promissory notes which are payable, contingent upon the holders of such notes reaching certain performance thresholds. These contingent notes are payable in Common Stock, at the option of the Company, and are non-interest bearing. These notes were issued to the physician shareholders of the practice.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) or Regulation D thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

         Uses of Proceeds from Registered Securities

         The shares of common stock issued in the Company's IPO were registered under a registration statement on Form S-1 (File No. 333-17091) which was declared effective by the Securities and Exchange Commission (the "Commission") on March 20, 1997.

         During the three months ended December 31, 1997, a portion of the net proceeds received from the Company's IPO in March 1997 were used by the Company
(i) to pay an aggregate of approximately $3.5 million in cash in connection with the acquisition of the assets of ENTSF and Cobb, (ii) to pay approximately $177,500 to Premier HealthCare, a corporation of which Gerald R. Benjamin, the Company's Vice Chairman and Secretary, is a principal, for consulting services in connection with the acquisition of assets of ENTSF and Cobb and (iii) to purchase, among other things, medical and computer equipment and office furniture in the aggregate amount of approximately $552,000.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Arthur Andersen L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 From Inception
                                                                 (July 31, 1996)
                                                                     Through            Year Ended December
                                                                December 31, 1996              31, 1997
                                                                -----------------        -------------------

Statement of Operations Data:
Net revenue ................................................      $      51                     $   15,560
Expenses:
  Salaries, wages and benefits .............................             47                          7,819
  Depreciation and amortization ............................              2                            377
  Other expenses ...........................................            357                          4,371
                                                                  ---------                     ----------
Total expenses .............................................            406                         12,567
                                                                  ---------                     ----------
Operating (loss) income ....................................           (355)                         2,993
                                                                  ---------                     ----------
Net (loss) income...........................................      $    (355)                    $    2,060
                                                                  =========                     ==========
(Loss) earnings per share
     Basic .................................................      $   (0.64)                    $     0.42
     Dilute.................................................          (0.64)                          0.42
Weighted average shares outstanding
     Basic .................................................        552,894                      4,868,035
     Diluted ...............................................        552,894                      4,966,778
Supplemental system-wide revenue(1)  .......................      $      51                     $   25,191

                                                                            As of December 31,
                                                                       1996                      1997
                                                                -----------------        -------------------
Balance Sheet Data:
Cash and cash equivalents ..................................      $     124                     $    5,352
Working capital ............................................           (473)                        10,469
Total assets ...............................................            613                         30,598
Total debt .................................................            505                            912
Stockholders' equity .......................................            (10)                        25,114

---------------------

(1) The unaudited supplemental system wide revenue is being presented for supplemental purposes only and should be read in conjunction with the Company's financial statements. In accordance with a recently issued Consensus Opinion issued by the Emerging Issues Task Force of the FASB ("EITF 97-2"), the Company is evaluating pertinent criteria contained in each of its management services agreements. Based upon the provisions of EITF 97-2, the Company anticipates that during 1998 it will begin consolidating the operating results of its managed physician practices. Upon adoption of consolidation, all previously issued Company financial statements will be restated so as to provide for comparability. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the historical results of operations and financial position of the Company should be read in conjunction with the Company's financial statements and the notes thereto, appearing elsewhere herein. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

         OVERVIEW

         The Company is a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the related fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. In March 1997, simultaneously with the closing of the Company's IPO, the Company effected the Reorganization in which the Company acquired all of the common stock of the ENT Networks and substantially all of the assets of the Initial Practices. Since the consummation of the Reorganization, the Company has acquired substantially all of the assets of four ENT physician practices in the metropolitan Atlanta area, one ENT physician practice located in North Georgia, one ENT physician practice located in the metropolitan Chicago area and one ENT physician practice located in South Florida, as well as the stock and related assets of six professional associations comprising one ENT physician practice group located in South Florida. As a result of these acquisitions, the Company is currently affiliated with 47 physicians, one TMJ specialist and 49 allied health care professionals operating 41 clinical locations in Alabama, Florida, Georgia and Illinois.

         The Company's revenue is derived (i) under management services agreement with affiliated practices; (ii) from capitated managed care contracts held by the ENT Networks, wholly-owned subsidiaries of the Company; and (iii) from patient service revenue generated by the Company's wholly-owned subsidiary, ENT & Allergy Associates, which directly employs physicians in Birmingham, Alabama.

         Management fees consist of a stipulated percentage of revenue generated by or on behalf of physicians practicing at (non-owned) affiliated practices, along with reimbursement of Practice Expenses (as defined). Capitation revenue consists of fixed monthly payments received by the Company directly from HMOs (or payors subcontracting with HMOs). Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians practicing at the Company's wholly-owned subsidiary, ENT & Allergy Associates.

         References to "supplemental system wide revenue" include patient service revenue generated by all company-affiliated and owned practices, together with capitation revenue received by the Company.


         In March 1998, the Company entered into a non-binding letter of intent with PDI relating to the Company's proposed affiliation with six ENT physician practices consisting of 25 physicians and 20 allied health care professionals operating 13 clinical offices located in Southern New York and Northern New Jersey. In addition, the Company has non-binding letters of intent for the two other Probable Practice Acquisitions. These two ENT physician practices consist of an aggregate of two physicians and two allied health care professionals operating two clinical locations located in South Florida. The letters of intent are mere statements of intention and each of the Probable Practice Acquisitions is subject to various conditions to closing, including the negotiation and execution of an acquisition agreement related to such potential acquisition. There can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of the Probable Practice Acquisitions into its business. Based on the terms contemplated by the letters of intent, the Company expects that the purchase prices will be comprised of cash, promissory notes or shares of Common Stock of the Company, or a combination thereof. See "Liquidity and Capital Resources."

MANAGEMENT SERVICES AGREEMENTS

     The management services agreements delineate the responsibilities and obligations of the affiliated practice and the Company. Pursuant to the management services agreements, the affiliated practice assigns to the Company all of its non-governmental accounts receivable and all of its right and interest in the proceeds of its governmental accounts receivable and grants to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement. The Company is responsible for the payment for and incurs (i) operating expenses of the affiliated practice, including salaries and benefits of non-medical employees of the practice, lease obligations of office space and equipment, medical and office supplies; and (ii) the non-operating expenses of the affiliated practice (the "Practice Expenses"). The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated practice. In addition, under the management services agreements, the Company retains, as a part of its management fee, a stipulated percentage (generally between 12.5% and 15%) of all revenue (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice. Contractual allowances are the differences between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under managed care, governmental and indemnity arrangements. The Company believes that such contractual allowances are not currently expected to materially adversely affect the Company's revenue. In certain states where the Company expects to do business, such as New York, the Company expects to be reimbursed for the Practice Expenses and to be paid a fixed management fee in accordance with state regulations. Based upon the terms of the letter of intent with PDI, the fixed management fee to be paid by PDI under its management services agreement with the Company, if the transaction is consummated, is expected to be $3.0 million per year subject to annual increases after the fifth anniversary of the date of the management services agreement, consistent with the annual percentage increase in the consumer price index. The percentage or fixed components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future.

CAPITATED MANAGED CARE CONTRACTS

         The Company holds capitated managed care contracts with Cigna, United HealthCare and FPA which require the Company to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees of these managed care companies in the metropolitan Atlanta area. The Company has contracted with associated physicians, including those at the Company's affiliated practices in Atlanta and North Georgia, to provide substantially all of such medical professional services in exchange for compensation on a discounted fee-for-service basis. Affiliated physicians provided 87% of 1997 services, based upon claims paid or incurred, in connection with the Company's capitated managed care contracts.

         The Company incurs direct costs (or provides claims) based on medical services provided by the participating physicians to the managed care company's enrollees, and as a result, if capitation amounts received by the Company are reduced by the managed care companies or if enrollees covered by capitated contracts require more frequent or more extensive care than is anticipated, operating margins may be reduced or the revenue derived from such contracts may be insufficient to cover the direct costs of the professional services provided by associated physicians to enrollees under the contracts, requiring the Company to adjust its discounted fee-for-service rates paid to participating physicians. As a result, the Company's business, financial condition and results of operations may be adversely affected, particularly if the Company is unable to renegotiate compensation levels paid to participating physicians under the participation agreements on a timely or favorable basis or negotiate capitated managed care contracts on terms favorable to the Company. See "Business--Capitated Managed Care Contracts; Network Development and Management."

         Prior to entering into a capitated managed care contract, the Company analyzes the costs of managing such contracts including a study of the number of lives to be covered, the geographic region to be covered and the historical utilization patterns of enrollees. The Company then determines the capitation fee (generally, a fixed amount per enrollee per month) necessary to generate acceptable returns under the contract and will negotiate the capitation rate with the managed care company. Capitated managed care contracts frequently provide for annual renegotiation of capitation fees and adjustments in such capitation fees based upon changes in the number of enrollees under the contracts, changes in the types of professional services to be provided under the contracts, and changes in the geographic areas to be covered under the contracts.

         To assist in monitoring and controlling direct costs (or provider claims) under capitated managed care contracts held by the Company, the Company utilizes the Capitated Network System, a comprehensive capitation administration and utilization management system. The Company believes the Capitated Network System enables it to effectively analyze clinical and cost data necessary to monitor and control expenses and manage profitability under capitated arrangements and to accurately anticipate

\


the costs participating physicians will incur in providing services under such contracts so that the Company undertakes contracts which it can expect to realize adequate profit margins or otherwise meet its objectives.

         During the year ended December 31, 1997, approximately 23.3% and 14.3% of the Company's net revenue and supplemental system wide revenue, respectively, was derived from capitated arrangements.

RESULTS OF OPERATIONS - HISTORICAL

         The Company was incorporated in July 1996 and did not conduct any significant operations prior to the closing of the Reorganization in March 1997. Accordingly, no revenue and only nominal general and administrative expenses were incurred during the period from inception to the closing of the Reorganization. However, the Company did incur various legal, accounting and auditing costs in connection with the IPO and Reorganization during the period from inception through December 31, 1996.

YEAR ENDED DECEMBER 31, 1997

         Revenue. Net revenue for the year ended December 31, 1997 was $15.6 million, consisting of $11.0 million of management fees, $3.6 million of capitation revenue and $970,000 of patient service revenue. The number of covered lives under the capitated managed care contracts was 315,000 at December 31, 1997.

         Supplemental system wide revenue for the year ended December 31, 1997 was $25.2 million. Supplemental system wide revenue increased each quarter during 1997 in conjunction with increases in affiliated practice (same physician) revenue, as well as revenue associated with acquired practices. Supplemental system wide revenue increased from $6.0 million (pro-forma giving effect to the Reorganization as if it had occurred on January 1, 1997) during the first quarter of 1997 to $9.8 million during the fourth quarter of 1997. Of this increase, 7.5% (or $450,000) was attributable to same physician revenue growth and 92.5% (or $5.5 million) was attributable to revenue associated with acquired practices.

         Effective June 30, 1997 the Company's affiliated physicians at Atlanta ENT and Allatoona ENT began providing medical and surgical services to Aetna HMO enrollees on a discounted fee-for-service basis, superseding a previous capitated arrangement entered into with Aetna. Accordingly, capitation revenue decreased $176,000 (or 13.5%) in the fourth quarter of 1997 compared to the second quarter of 1997. Under the new Aetna fee-for-service arrangement, the Company believes that for the six months ended December 31, 1997 its affiliated physicians captured and will continue to capture the vast majority of Aetna patient service revenue related to ENT services in the Atlanta market. Accordingly, the Company does not believe that the termination of the Aetna capitated arrangement had or will have a material adverse effect on the Company's business, financial condition or results of operations.

         Operating Expenses. Operating expenses consist of (i) provider claims, wages and benefits; (ii) general and administrative expenses; and (iii) depreciation and amortization. Provider claims include claims paid or incurred in connection with medical and surgical services provided to managed care enrollees covered under the Company's capitated managed care agreements. Wages and benefits include all salary and benefit costs associated with corporate and clinic level personnel. General and administrative expenses include all other corporate and clinic level operating expenses, including real and personal property rent, medical and office supplies, utilities and professional fees. Depreciation and amortization expense includes non-cash charges related to corporate and clinic level equipment depreciation, along with amortization of intangible assets, including the costs of acquisitions in excess of the fair value of tangible and identifiable intangible assets acquired. Depreciation is computed utilizing the straight-line method over lives ranging from three to seven years, while intangible assets are amortized utilizing the straight-line method primarily over a period of 25 years.

         Operating expenses for the year ended December 31, 1997 were $12.6 million, or 80.8% of net revenue for the year ended December 31, 1997, consisting of provider claims, wages and benefits ($7.8 million, or 50.3% of net revenue); general and administrative expenses ($4.4 million, or 28.1% of net revenue); and depreciation and amortization expense ($377,000, or 2.4% of net revenue). The Company had 285 employees and operated 41 clinical locations at December 31, 1997.

         Other Income (Expense). Other income (expense) for the year ended December 31, 1997 was $429,000 of interest income, net of immaterial amounts of interest expense.

         Income Taxes. Income tax expense for the year ended December 31, 1997 was $1.4 million and has been provided at an effective tax rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilizes capital primarily (i) to acquire assets or equity of physician practices; (ii) to acquire equipment utilized by affiliated practices; (iii) to fund corporate capital expenditures including management information systems; and (iv) to fund ongoing corporate working capital requirements. At December 31, 1997 the Company had working capital of $10.5 million, including cash and cash equivalents of $5.4 million.

         Net cash used in operating activities was $1.3 million for the year ended December 31, 1997 compared with net cash provided by operating activities of $81,000 for the period from inception (July 31, 1996) through December 31, 1996. The Company conducted limited operating activities prior to the closing of its IPO and the Reorganization in March 1997. Net cash used in operating activities consists of the Company's net income, increased by non-cash expenses such as depreciation and amortization, and adjusted by changes in the components of working capital, primarily accounts receivable and income taxes. For the year ended December 31, 1997, the Company remitted estimated income tax payments of $2.2 million related to Company pre-tax earnings and the realization of accounts receivable acquired in connection with physician practice acquisitions having zero basis for income tax purposes.

         Net cash used in investing activities was $5.7 million and $22,000 for the year ended December 31, 1997 and the period from inception (July 31, 1996) through December 31, 1996, respectively. The Company's uses of cash in investing activities related exclusively to physician practice asset acquisitions and capital expenditures.

         Net cash provided by financing activities for the year ended December 31, 1997 and for the period from inception (July 31, 1996) through December 31, 1996 was $12.2 million and $65,000, respectively. The Company realized net proceeds of $14.3 million in connection with its IPO, of which $2.3 million was utilized to extinguish debt assumed in connection with physician practice asset acquisitions. For the period from inception (July 31, 1996) through December 31, 1996, cash provided by financing activities consisted of the proceeds of borrowings under short term notes advanced by Company founders and affiliates. Deferred offering costs of $442,000 were funded in 1996 in connection with the IPO. Although the Company had no debt outstanding under the Credit Facility at December 31, 1997, in the event the proposed PDI acquisition is consummated on the terms contemplated, the Company expects to use cash and borrow $4.2 million under the Credit Facility. In connection with a 1997 physician practice acquisition, the Company issued long-term promissory notes in the aggregate principal amount of $912,000, which promissory notes bear simple interest, payable quarterly, at 5.62% per annum, have varying maturity dates, and are convertible into shares of Common Stock at the option of the holders. In connection with 1997 practice acquisitions, the Company issued various contingent promissory notes in the aggregate principal amount of $3.0 million which are payable only in the event the holders of such notes attain certain performance targets, certain of which notes are payable by the Company, at the Company's option, in shares of Common Stock.

         In April 1997, the Company entered into a $20.0 million credit facility with NationsBank, N.A. primarily to provide financing for the acquisition of assets or equity of physician practices and for working capital purposes. Borrowings under the Credit Facility (i) are secured by the assignment to the bank of the Company's stock in all of its subsidiaries and the Company's accounts receivable, including the accounts receivable assigned to the Company by affiliated practices pursuant to management services agreements; (ii) are guaranteed by all subsidiaries (including future subsidiaries); and (iii) restrict the Company from pledging its assets to any other party. Advances for working capital are governed by a borrowing base related primarily to the Company's EBITDA. Based on the borrowing base at December 31, 1997, the maximum availability under the Credit Facility would have been approximately $13.5 million. Advances bear interest at the Company's option of either a prime-based rate or a LIBOR-based rate and interest-only payments are required for the first three years from the date of the closing of the Credit Facility, with maturity in April 2002.

         The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios (including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio, and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and the Company's business.

         The Company intends to acquire the assets or equity of additional ENT physician practices and Related Specialty practices and to fund this growth in part with its existing cash resources and borrowings under the Credit Facility, as well as through equity and debt issuances. In March 1998, the Company entered into a non-binding letter of intent with PDI relating to the Company's proposed affiliation with six ENT physician practices consisting of 25 physicians and 20 allied health care professionals operating 13 clinical offices located in Southern New York and Northern New Jersey. Based on the terms of the letter of intent, the aggregate consideration to be paid by the Company in connection with the PDI acquisition, if such acquisition is consummated, will be $22.5 million consisting of $2.1 million in cash, the repayment of $4.2 million of outstanding indebtedness of PDI and the issuance of a subordinated promissory note in the principal amount of $16.2 million. The letter of intent provides that the subordinated promissory note will accrue interest at a rate of 6% per annum, payable quarterly, and will be secured by certain of the assets acquired by the Company in the transaction. Pursuant to the proposed terms of the subordinated promissory note, $9.2 million of the principal amount of the note will mature five years from the date of issuance and the remaining $7.0 million of the principal of the note will mature upon the earlier of (i) three days following the closing of a public offering by the Company or (ii) December 31, 1998. In the event the transaction is consummated on the terms contemplated, the Company expects to borrow $4.2 million under the Credit Facility to repay the outstanding indebtedness of PDI and, if sufficient funds are not available to repay the $7.0 million due December 31, 1998, the Company expects to borrow additional amounts under the Credit Facility. The Company will also pay an additional $500,000, payable in shares of Common Stock at the Company's option, if the practices achieve stipulated performance targets. In addition, the Company has non-binding letters of intent for the other two Probable Practice Acquisitions for an aggregate purchase price of $1.2 million. These two ENT physician practices consist of an aggregate of two physicians and two allied health care professionals operating two clinical offices located in South Florida. The letters of intent are mere statements of intention and each of the Probable Practice Acquisitions is subject to various conditions to closing, including the negotiation and execution of an acquisition agreement related to such potential acquisition. There can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of these Probable Practice Acquisitions into its business. In the event that any of the other two Probable Practice Acquisitions are completed, the Company expects that the purchase price will be comprised of cash, promissory notes, or shares of Common Stock of the Company, or a combination thereof. The Company is currently evaluating and is in various stages of discussions in connection with the potential acquisition of assets or equity of other additional ENT physician practices and Related Specialty practices. However, the Company has no agreements or arrangements with respect to the terms of any other specific acquisitions (other than the Probable Practice Acquisitions) and, accordingly, there can be no assurance that any of the acquisitions under evaluation will be completed, as to the terms of any such acquisition or as to the Company's ability to complete future acquisitions.

         While the Company believes that borrowings under the Credit Facility, together with existing cash resources and cash flow expected to be generated from operations, will be sufficient to fund the Company's anticipated acquisition, expansion, and working capital needs for approximately the next 12 months, the Company intends to seek additional funds through equity and/or debt financings. No assurance can be given that such existing cash resources or cash flow expected to be generated from operations will be sufficient to satisfy the Company's cash requirements for the next 12 months or beyond. There can be no assurance that borrowings under the Credit Facility will be available or that alternative financing will be available for future acquisitions or expansion of the Company's business.

NEW ACCOUNTING PRONOUNCEMENT

         The Emerging Issues Task Force of the FASB has recently issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 would be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company is still in the process of analyzing the effect on all of its contractual relationships, but currently believes that certain contracts would meet the criteria of EITF 97-2 for consolidating their results of operations, which would require the Company to restate its prior period financial statements to reflect such consolidation. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based upon the criteria set forth in EITF-97-2, virtually all of its future acquisitions of individual physician practices will continue to be accounted for under the purchase method of accounting.

YEAR 2000

      The Company has commenced review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that, with modifications or converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to spend approximately $115,000, in the aggregate, in 1998 and 1999 to modify its existing software or convert to new software in order for the Company's software to be Year 2000 compliant.

SEASONALITY

         The Company's business is subject to seasonal patient visits to affiliated physicians. Fee-for-service revenue is typically lower during the third quarter of the Company's fiscal year. This lower level of patient visits is attributable to physician vacations, patients returning to school and seasonal illness patterns. Capitated revenue, however, is not susceptible to seasonal influences. Quarterly results also may be materially affected by the timing of acquisitions and the timing and magnitude of costs related to acquisitions. Results for any quarter, therefore, may not necessarily be indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:



NAME                                              Age    Position
----                                              ---    --------

Ramie A. Tritt, M.D............................    48    Chairman of the Board and President

Gerald R. Benjamin(1)..........................    40    Vice Chairman of the Board, Secretary and
                                                         Director

Richard D. Ballard(2)..........................    49    Chief Executive Officer and Director

Robert A. DiProva..............................    50    Executive Vice President and Chief Financial
                                                         Officer

Lawrence P. Kraska.............................    33    Vice President - Operations

Edward R. Casas, M.D.(1)(2)....................    38    Director

Sidney Kirschner(1)............................    63    Director

Steven L. Posar, M.D.(1)(2)....................    48    Director

----------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee

         Ramie A. Tritt, M.D. has served as Chairman of the Board and President of the Company since its inception in July 1996. Dr. Tritt serves as President of Atlanta ENT, a multi-site otolaryngology group practice which is a successor to a practice founded by Dr. Tritt in 1979. Dr. Tritt also serves as President and Medical Director of the ENT Center of Atlanta, Inc., Atlanta ENT Center for Physicians, Inc., and Atlanta AHP, Inc., three otolaryngology provider networks established to contract with HMOs in greater Atlanta, each of which is a wholly-owned subsidiary of the Company. Dr. Tritt was a founding Member and currently serves as President of Georgia Multi-Specialty Group, L.L.C., a consortium of 15 specialty group practices, encompassing approximately 650 physicians, which contracts with payors for specialty medical services throughout the metropolitan Atlanta area. Dr. Tritt has served on the Medical Advisory Board of Healthsource of Georgia since June 1996 and the ENT Physician Advisory Board of the Ambulatory Surgery Division of Columbia HCA since January 1997. Dr. Tritt also serves on the Company's Medical Advisory Board. Dr. Tritt received his M.D. degree from McGill University.

         Gerald R. Benjamin has served as Vice Chairman and Secretary of the Company since its inception in July 1996. Mr. Benjamin serves as Chief Executive Officer of Premier HealthCare, a division of Bock, Benjamin & Co., a boutique health care investment banking concern which Mr. Benjamin co-founded in 1993. Prior to founding Bock, Benjamin & Co., Mr. Benjamin served as Chief Executive Officer of Premier HealthCare, Inc., a health care venture development and management firm which Mr. Benjamin co-founded in 1991. Prior to co-founding Premier HealthCare, Inc., Mr. Benjamin served for ten years as Managing Partner and Director of Corporate Finance Services for Williams, Benjamin, Benator & Libby, an Atlanta, Georgia-based Certified Public Accounting firm. Prior to forming Williams, Benjamin, Benator & Libby in 1982, Mr. Benjamin was a member of the Atlanta office of Ernst & Young. Mr. Benjamin is a Certified Public Accountant and received his B.S. degree in accounting from the University of Kentucky, where he was named a Coopers & Lybrand scholar.

         Richard D. Ballard has served as Chief Executive Officer and a director of the Company since November 1996. Prior to joining the Company, Mr. Ballard served as Vice President of Recruiting for Physicians' Online, Inc., founding an intranet physician recruiting service. Prior to joining Physicians' Online in September 1995, Mr. Ballard served as Executive Vice President, President and Chief Executive Officer of Allegiant Physician Services, Inc. (formerly Premier Anesthesia, Inc.), an anesthesia contracting and physician practice management company. Prior to joining Premier Anesthesia in 1988, Mr. Ballard served for six years as Executive Vice President of Jackson & Coker Inc., a national physician recruiting firm and for seven years as director of national recruiting for Spectrum Emergency Care, Inc.

         Robert A. DiProva has served as an Executive Vice President and Chief Financial Officer of the Company since March 1997. Mr. DiProva served as Vice President-Administration, Chief Financial Officer, Secretary and Treasurer of A.D.A.M. Software, Inc., a publicly traded medical software company, from September 1995 to February 1997. Prior to joining A.D.A.M. Software in 1995, Mr. DiProva served for six years as Vice President, Chief Financial Officer and Treasurer of DATEQ Information Network, Inc., a publicly traded data management company. Mr. DiProva is a Certified Public Accountant and received his M.B.A. from Emory University.

         Lawrence P. Kraska has served as Vice President-Operations of the Company since March 1997. Prior to joining the Company, Mr. Kraska served as Administrator of Atlanta ENT. Prior to joining Atlanta ENT in June 1994, Mr. Kraska provided hospital administration, physician recruiting and practice management services as the Regional Director of Professional Relations for the Atlanta division of National Medical Enterprises from July 1993 to May 1994, for Charter Medical Corporation - Charter Peachford Hospital from September 1992 to June 1993 and as the Administrator for The Center For

Psychiatry, a large multi-specialty mental health group practice, from March 1990 to August 1992. Mr. Kraska received his M.B.A. from Kennesaw State University.

         Edward R. Casas, M.D. has served as a director of the Company since November 1996. Dr. Casas currently serves as Chief Executive Officer of PrimeCare International, Inc., a California-based multi-site primary care physician practice management concern. Prior to joining PrimeCare in September 1996, Dr. Casas served as Vice President of Mergers and Acquisitions for the Physician Practice Management Division of Caremark International Inc. Prior to joining Caremark International in December 1992, Dr. Casas completed his active duty service as a designated Flight Surgeon in support of Marine special operations and as a clinical Departmental Head in Aerospace Medicine in the United States Navy. Prior to completing his medical training, Dr. Casas was Executive Vice President of CES Corporation, an investment banking concern. Dr. Casas is a graduate of Northwestern University's Medical School and Kellogg Graduate School of Management where he concurrently earned an M.D., a Masters of Management and a Masters in Public Health.

         Sidney Kirschner has served as a director of the Company since March 1997. Mr. Kirschner currently serves as President and Chief Executive Officer of Northside Hospital, a 455 bed tertiary care facility located in Atlanta, Georgia. Prior to joining Northside Hospital in 1992, Mr. Kirschner served in numerous executive capacities, including President, Chief Executive Officer and Chairman of the Board, of National Service Industries, Inc. a publicly traded diversified manufacturing and industrial services concern. Mr. Kirschner is a member of the Board of Directors of two public companies: Fortune Co. and Superior Surgical Manufacturing Company, Inc.

         Steven L. Posar, M.D. has served as a director of the Company since March 1997. Dr. Posar currently serves as President, Chief Operating and Chief Medical Officer of For Health International, Inc., a long term care and insurance services company. Prior to joining For Health International in November 1997, Dr. Posar served as Senior Vice President, Operations Group of AHI HealthCare Systems, Inc., a publicly traded independent physician management company, recently acquired by FPA Medical Management, Inc. Prior to joining AHI in 1991, Dr. Posar served as Medical Director of Blue Cross of California, a managed care payor with approximately 2.5 million enrollees in sponsored HMO and preferred provider organization plans. Prior to joining Blue Cross of California, Dr. Posar spent three years as Chief of Cigna Medical Center, and staff medical director of Cigna Healthplan of Los Angeles.
Dr. Posar received his M.D. degree from Michigan State University.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

         BOARD COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee consists of four directors and reviews, with the Company's independent accountants,

(i) the scope and timing of audit services and any other services that the accountants are asked to perform, (ii) the independent accountants report on the Company's financial statements following completion of their audit and (iii) the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

         The Compensation Committee consists of three directors and (i) reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and (ii) reviews general policy matters relating to compensation and benefits of employees of the Company.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the 1934 Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1997, except that a report on Form 4 reporting the acquisition in March 1997 of shares of Common Stock by the mother of Ramie A. Tritt, M.D., the Company's Chairman of the Board and President, as custodian for Dr. Tritt's children, was filed by Dr. Tritt on January 8, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to Richard D. Ballard, the Company's Chief Executive Officer, and to executive officers whose annual compensation exceeded $100,000 for fiscal 1997, for services rendered during the fiscal years ended December 31, 1997 and 1996 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                          Annual Compensation                                      Long-term Compensation
                          -------------------                                      ----------------------
Name and                                                       Other Annual              Securities                All Other
Principal Position         Year      Salary       Bonus(7)    Compensation($)    Underlying Compensation(#)    Compensation(8)
-----------------------    ----      ------       --------    ---------------    --------------------------    ---------------


Richard D. Ballard         1997    $150,000           --                 --                  --                    $4,398
Chief Executive Officer    1996    $ 10,385(1)        --                 --               179,968                    --

Ramie A. Tritt, M.D        1997    $263,846(2)        --                 --                  --                      --
 Chairman of the Board     1996    $      0(2)        --             $210,268(3)             --                      --
  and President

Gerald R. Benjamin         1997    $ 45,231(4)        --                 --                  --                      --
 Vice Chairman of
 the Board and
 Secretary

Lawrence P. Kraska         1997    $ 98,000(5)        --                 --                  --                    $2,829
Vice President-
  Operations

Robert A. DiProva          1997    $104,933(6)        --                 --               119,980                  $2,733
Executive Vice
  President and Chief
  Financial Officer

------

(1) Mr. Ballard's employment commenced as of November 26, 1996, and accordingly, represents amounts accrued from November 26, 1996 to December 31, 1996, all of which was paid in 1996.

(2) No compensation was paid or accrued by the Company during 1996 to Dr. Tritt, who received compensation in the form of distributions from the ENT Networks and Atlanta ENT. Dr. Tritt's employment commenced as of March 26, 1997, and accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Pursuant to an Employment Agreement effective March 26, 1997, between the Company and Dr. Tritt, Dr. Tritt is entitled to an annual salary of $350,000 subject to adjustments, plus a performance related bonus to be approved by the Board of Directors. Excludes compensation received by Dr. Tritt from Atlanta ENT for medical services provided by Dr. Tritt as a physician at Atlanta ENT during the year ended December 31, 1997. See "-- Employment Agreements."

(3) Represents the fair market value, on the date acquired, of an aggregate of 30,945 shares of Common Stock purchased by Dr. Tritt in November and December 1996, less the actual purchase price paid by Dr. Tritt for such shares.

(4) Mr. Benjamin's employment with the Company commenced as of March 26, 1997, and accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Pursuant to an Employment Agreement effective as March 26, 1997 between Mr. Benjamin and the Company, during 1997 Mr. Benjamin was employed on a part time basis by the Company and was entitled to an annual salary of $60,000, plus a performance related bonus to be approved by the Board of Directors. In March 1998, Mr. Benjamin's employment agreement was amended to provide that Mr. Benjamin would be employed on a full time basis by the Company and would receive an annual salary of $150,000. Excludes amounts paid by the Company during the year ended December 31, 1997, to Premier HealthCare, a division of Bock, Benjamin & Co. ("Bock Benjamin"), an entity in which Mr. Benjamin has a 25% ownership interest, in the aggregate amount of approximately $647,000 for consulting services in connection with acquisitions and certain other transactions. See "-- Employment Agreements" and "Certain Relationships and Related Transactions."

(5) Mr. Kraska's employment commenced as of March 26, 1997, and accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Pursuant to an Employment Agreement effective March 26, 1997 between Mr. Kraska and the Company, Mr. Kraska is entitled to an annual salary of $130,000, plus a performance related bonus to be approved by the Board of Directors. See "-- Employment Agreements."

(6) Mr. DiProva's employment commenced as of March 26, 1997, and accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Pursuant to an Employment Agreement effective March 26, 1997 between Mr. DiProva and the Company, Mr. DiProva is entitled to an annual salary of $120,000, plus a performance related bonus to be approved by the Board of Directors. See "-- Employment Agreements."

(7) The Company did not approve or pay any bonuses to the named executive officers during the year ended December 31, 1997.

(8) Amounts shown in this column represent medical insurance premiums paid by the Company.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1997. No stock appreciation rights were granted to these individuals during such year.

                                                Individual Grants
                        --------------------------------------------------------    Potential Realizable Value
                           Number of                                                     at Assumed Annual
                          Securities      % of Total                                      Rates of Stock
                          Underlying        Options                                   Price Appreciation for
                            Options       Granted to    Exercise or                       Option Term (2)
                            Granted      Employees in   Base Price   Expiration     ---------------------------
Name                         (#)(1)       Fiscal Year     ($/Sh)         Date           5%($)           10%($)
----                      ----------     ------------   -----------  ----------     -----------      ----------

Richard D. Ballard....           --            --            --           --              --                 --
Ramie A. Tritt, M.D...           --            --            --           --              --                 --
Gerald R. Benjamin....           --            --            --           --              --                 --
Lawrence P. Kraska....           --            --            --           --              --                 --
Robert A. DiProva.....      119,980          62.3%        $6.80      3/27/07        $513,092         $1,300,277
----------

(1) The options listed in the table are exercisable in equal annual installments of 25% on a cumulative basis commencing on March 26, 1997.

(2) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by the Securities and Exchange Commission rules) and compounded for the term of the options, subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The actual value realized upon exercise of the options will depend on the fair market value of the Company's Common Stock on the date of exercise.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain information with respect to the exercise of stock options during fiscal 1997 by the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers as of December 31, 1997:


                                                       Number of Securities               Value of Unexercised
                                                      Underlying Unexercised              In-The-Money Options
                                                    Options at Fiscal Year-End             At Fiscal Year-End
                         Shares           Value                (#)                              ($)(1)
                        Acquired        Realized  ------------------------------    --------------------------------
Name                 on Exercise (#)      ($)     Exercisable      Unexercisable    Exercisable        Unexercisable
----                 ---------------   ---------  -----------      -------------    -----------        -------------

Richard D. Ballard         ---              ---       89,984        89,984            321,693           321,693
Ramie A. Tritt, M.D.       ---              ---          ---           ---                ---               ---
Gerald R. Benjamin         ---              ---          ---           ---                ---               ---
Lawrence P. Kraska         ---              ---       29,996        29,996            107,236           107,236
Robert A. DiProva          ---              ---       29,995        89,985            107,232           321,696

----------

(1) Calculated by multiplying the number of unexercised in-the-money options outstanding at December 31, 1997 by the difference between the fair market value of the Common Stock at December 31, 1997 ($10.375) and the option exercise price.

      DIRECTOR COMPENSATION

      Directors who are officers or employees of the Company or a subsidiary of the Company are not compensated for attending Board of Directors meetings. Directors who are not officers or employees of the Company ("Independent Directors") are entitled to compensation of $1,500 for each Board of Directors meeting attended and are reimbursed for expenses actually incurred in connection with attending such meetings. Independent Directors are also awarded initial grants of non-qualified stock options to purchase 7,500 shares of Common Stock upon joining the Board of Directors and annual grants of non-qualified stock options to purchase 2,500 shares of Common Stock. All options are granted at the then fair market value. See "-- Stock Option Plans."

         EMPLOYMENT AGREEMENTS

         On November 26, 1996, the Company entered into employment agreements with Ramie A. Tritt, M.D., Richard D. Ballard and Gerald R. Benjamin (effective as of March 26, 1997 with respect to each of Dr. Tritt and Mr. Benjamin). Pursuant to the employment agreements, Dr. Tritt, Mr. Ballard and Mr. Benjamin agreed to serve as the Company's President, Chief Executive Officer and Vice Chairman, respectively. The employment agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin provide for an initial term of five, three and three years, respectively, with automatic renewals for successive one year terms unless terminated by either party.

         The employment agreement with Dr. Tritt provides for an initial annual base salary of $350,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors, in consideration of his devoting approximately 50% of his business time each week to serving as President of the Company. The employment agreement with Dr. Tritt provides for increases in Dr. Tritt's annual base salary, subject to approval of the Board of Directors, if the amount of time he devotes as President of the Company is greater than 50%. The agreement acknowledges that the remaining 50% of Dr. Tritt's business time each week will be spent performing ENT medical and surgical services at Atlanta ENT pursuant to an employment agreement with Atlanta ENT. Pursuant to the employment agreement with Atlanta ENT, Dr. Tritt will receive compensation from Atlanta ENT pursuant to a formula based upon medical services provided by Dr. Tritt as a physician at Atlanta ENT. Dr. Tritt does not receive compensation for providing services as a Medical Director under the capitated managed care contracts held by the ENT Networks. In February 1997, the Company and Dr. Tritt entered into an amended and restated employment agreement which provides that Dr. Tritt's annual base salary from the Company in any year will be reduced, dollar for dollar, if in such year his annual compensation from Atlanta ENT exceeds $970,000. For the year ended December 31, 1997, Dr. Tritt's annual compensation from Atlanta ENT did not exceed $970,000, and therefore, Dr. Tritt's annual base salary from the Company was not reduced.

         The employment agreement with Mr. Ballard provides for an annual base salary of $150,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of

Directors. The employment agreement with Mr. Benjamin provided that Mr. Benjamin would work part time for the Company and his annual base salary would be $60,000. In March 1998 Mr. Benjamin's employment agreement was amended and provides that he will work full time for the Company and will receive an annual base salary of $150,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors.

         Each of the employment agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin provides for termination of the executive's employment by the Company prior to the expiration of its term in the event of the executive's death or disability or for cause. Each employment agreement also provides that either party may terminate the employment agreement, effective at the end of the term or any renewal term, upon 60 days notice of termination. The Company may terminate each employment agreement without cause upon notice to the executive and the executive may terminate the agreement upon a change of control of the Company by providing at least 30 days notice of termination by the executive. Upon termination in either such case, the executive will be entitled to receive his base salary for a period of one year following the date of termination (subject to a 100% offset for salary received from subsequent employment during such one year period (subject to certain exclusions in the case of Dr. Tritt and Mr. Benjamin)). In addition, each employment agreement provides that upon termination of the employment agreement by the Company or its successor following a change of control, the executive will be entitled to severance compensation in the amount of two times his taxable compensation for the most recently concluded fiscal year.

         In January 1997, the Company entered into an employment agreement with Robert A. DiProva, effective March 26, 1997. The employment agreement provides for an initial term of three years from the effective date, with automatic renewals for successive one year terms unless terminated by either party and provides for an annual base salary of $120,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. In addition to the terms contained in the agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin, Mr. DiProva's employment agreement permits termination by Mr. DiProva if his responsibilities are materially diminished or if his base salary is reduced by 10% or more. If the agreement is terminated for either of these reasons, Mr. DiProva will be entitled to receive his base salary for a period of one year following the date of termination (subject to 100% offset for salary received from subsequent employment during such one year period).

         In February 1997, the Company entered into an employment agreement with Lawrence P. Kraska, effective March 26, 1997. The employment agreement provides for an initial term of three years from the effective date, with automatic renewals for successive one year terms unless terminated by either party, and provides for an annual base salary of $130,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. The employment agreement provides for termination of Mr. Kraska's employment by the Company prior to the expiration of its term in the event of Mr. Kraska's death or disability or for cause. The employment agreement also provides that either party may terminate the employment agreement, effective at the end of the term or any renewal term, upon 60 days notice of termination. The Company may terminate the employment agreement without cause and, upon termination, Mr. Kraska will be entitled to receive his base salary for a period of one year following the date of termination (subject to a 100% offset for salary received from subsequent employment during such one year period). In addition, the employment agreement provides that upon termination of the employment agreement by the Company or its successor following a change of control, Mr. Kraska will be entitled to severance compensation in the amount of two times his taxable compensation for the most recently concluded fiscal year.

         Pursuant to each of the foregoing employment agreements, each of the executives has agreed not to compete with the Company, solicit any of the Company's customers or employees or disclose any confidential information or trade secrets during the term of their employment agreement and for certain periods of time following the termination of such employment agreement.

         LIMITATION ON LIABILITY; INDEMNIFICATION AGREEMENTS

         The General Corporation Law of the State of Delaware permits a corporation through its Certificate of Incorporation to eliminate the personal liability of its directors to the corporation or its stockholders for monetary damages for breach of fiduciary duty of loyalty and care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors from monetary liability to the fullest extent permitted by this statutory provision but does not restrict the availability of non-monetary and other equitable relief. The Company's By-Laws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware Law.

         The Company has entered into Indemnification Agreements with each of its directors and executive officers. Each such Indemnification Agreement provides that the Company will indemnify the indemnitee against expenses, including reasonable attorney's fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the performance of his duties as an officer, director, employee or agent of the Company. Such indemnification will be available if the acts of the indemnitee were in good faith, if the indemnitee acted in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, the indemnitee had no reasonable cause to believe his conduct was unlawful.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1997 Mr. Ballard, the Company's Chief Executive Officer, served as a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all executive officers and directors of the Company as a group based upon the number of outstanding shares of Common Stock as of March 25, 1998.




                                                                     PERCENTAGE
           NAME AND ADDRESS                NUMBER OF SHARES           OF SHARES
                  OF                         BENEFICIALLY           BENEFICIALLY
          BENEFICIAL OWNER(1)                  OWNED(2)               OWNED(2)
          -------------------              ----------------         ------------

Ramie A. Tritt, M.D.(3) ...........           1,776,441                 27.2%

Gerald R. Benjamin(4) .............             303,948                  4.7

Richard D. Ballard(5) .............              99,984                  1.5

Lawrence P. Kraska(6) .............              42,496                   *

Robert A. DiProva(7) ..............              67,490                  1.0

Edward R. Casas, M.D.(8) ..........               7,500                   *

Steven L. Posar, M.D.(8) ..........               7,500                   *

Sidney Kirschner(8) ...............               7,500                   *

All executive officers and                    2,312,859                 34.2%
  directors of the Company as a
  group (8 persons)(9)

----------

*      Less than 1%
(1) Unless otherwise indicated, the address is c/o Physicians' Specialty Corp., 1150 Lake Hearn Drive, Suite 640, Atlanta, Georgia 30342. Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned.
(2) In computing the number and percentage ownership of shares beneficially owned by a person, shares of Common Stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding of Common Stock for purposes of computing the percentage ownership of stockholders other than such person.
(3) Includes (i) 1,455,312 shares of Common Stock owned directly by Dr. Tritt, (ii) 12,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days and (iii) 2,684 shares of Common Stock held by Dr. Tritt's mother as custodian for Dr. Tritt's children. Excludes 37,500 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.
(4) Includes (i) 293,948 shares of Common Stock owned by Bock, Benjamin & Co. Partners, L.P. and (ii) 10,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Mr. Benjamin is a principal of Bock, Benjamin & Co. Partners, L.P. Excludes 30,000 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.
(5) Represents shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 119,984 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.
(6) Represents shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 67,496 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.
(7) Represents shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 82,490 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.
(8) Represents shares of Common Stock issuable upon exercise of options that are exercisable within 60 days.

(9) Includes 254,970 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 337,470 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         FORMATION TRANSACTIONS

         In July 1996, Atlanta ENT, Dr. Tritt and Mr. Benjamin loaned $170,500, $33,500 and $33,500, respectively, to the Company for legal, accounting and other fees in connection with the formation of the Company, the IPO and the Reorganization. The loans were evidenced by promissory notes bearing interest at a prime rate as announced by NationsBank, and payable upon the closing of the IPO. In February 1997, the ENT Networks and Bock Benjamin, loaned the Company approximately $168,108 and $1,892, respectively, evidenced by promissory notes bearing interest at the NationsBank prime rate and payable upon the closing of the IPO. All of these loans were repaid, with interest, in March 1997 with a portion of the net proceeds of the IPO.

         In August 1996, the Company, through PSC Management, acquired certain assets (primarily computer hardware) of and entered into a management agreement with the ENT Networks and began utilizing the Capitated Network System. In connection with the acquisition of these assets, the Company executed a promissory note payable to the ENT Networks in the principal amount of $20,000, with interest at a prime rate as announced by NationsBank. The agreement terminated in March 1997 upon consummation of the Reorganization and the note was repaid in March 1997 with a portion of the net proceeds of the IPO, which amount was distributed to Dr. Tritt.

         Each of Dr. Tritt, Gerald R. Benjamin, Bock Benjamin, Atlanta ENT and the ENT Networks may be deemed to be a "promoter" or "founder" of the Company, as defined under the Securities Act.

         THE REORGANIZATION

         In March 1997, upon the consummation of the Company's IPO, the Company acquired substantially all of the assets of Atlanta ENT and acquired all of the outstanding shares of common stock of the ENT Networks from Dr. Tritt. The aggregate purchase price paid to Atlanta ENT and Dr. Tritt in connection with the Reorganization was approximately $22.1 million, of which approximately $14.4 million was paid to Atlanta ENT and approximately $7.7 million was paid to Dr. Tritt, as owner of the ENT Networks. The entire purchase price was paid in shares of Common Stock. Accordingly, Dr. Tritt received 968,750 shares of Common Stock and Atlanta ENT received 1,798,750 shares of Common Stock (of which 486,562 were distributed to Dr. Tritt, based on his percentage ownership of Atlanta ENT).

         The Company used a portion of the net proceeds of the IPO to repay outstanding indebtedness, including accrued interest, of Atlanta ENT in the amount of approximately $1.1 million. In connection with the repayment of this indebtedness a guarantee made by Dr. Tritt for 45% of such indebtedness was cancelled.

         The purchase prices for the ENT Networks and Atlanta ENT were negotiated primarily between Mr. Benjamin, representing the Company, and Dr. Tritt representing the ENT Networks and Atlanta ENT. While the Company believes that such purchase prices reflected fair market value, such purchase prices may be deemed not to have resulted from arm's length negotiation because of Dr. Tritt's affiliation with the Company. However, the Company believes such purchase prices represented multiples of the revenues, operating income and cash flow from operations of the ENT Networks and Atlanta ENT that were comparable with multiples paid for similar entities with similar size and geographic coverage.

         LEASES

         The Company leases one clinical location from Dr. Tritt. The lease is for approximately 23,200 square feet and provides for monthly rental payments of approximately $47,000, subject to annual increases. The Company also leases one clinical location from Eastside Physicians Center, L.P., a Georgia limited partnership, of which Dr. Tritt is a limited partner. The lease is for approximately 3,500 square feet and provides for monthly rental payments of approximately $5,750, subject to annual increases.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of its executive officers and has granted options to certain of its executive officers. See "Executive Compensation -- Employment Agreements."

         ADVISORY AND CONSULTING AGREEMENTS

         In May 1997, the Company entered into an agreement with Premier HealthCare, an affiliate of Gerald R. Benjamin, the Company's Vice Chairman and Secretary, which agreement was amended in March 1998, pursuant to which Premier HealthCare will assist the Company as a financial advisor in connection with acquisitions and similar transactions. The agreement provides that in the event that the Company completes any transaction in which Premier HealthCare performed advisory services, Premier HealthCare will receive a fee equal to (i) its out-of-pocket expenses and (ii) 5% of the initial $1 million of Transaction Value (as defined below), 4% of the next $1 million of Transaction Value, 3% of the next $1 million of Transaction Value, 2% of the next $1 million of Transaction Value and 1% of the amount of Transaction Value in excess of $4 million. Transaction Value is defined under the agreement as the product of (i) the pro-forma annual management fee to be derived by the Company in connection with the proposed transaction and (ii) 7.5. Pursuant to the agreement, the fee to be paid to Premier HealthCare for a particular transaction will be reduced by any finder's fee payable by the Company to a third party, which has been approved by Premier HealthCare, and the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by the product of (i) $12,500 and
(ii) the number of months in any year in which Mr. Benjamin is employed by the Company (the "Reduction Amount"). During 1997, based on Mr. Benjamin's 1997 salary, the Reduction Amount was approximately $45,000. Commencing March 1998, the Reduction Amount was increased to $150,000 based upon an increase in Mr. Benjamin's annual salary. For example, provided Mr. Benjamin is employed by the Company at his current salary, the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by $150,000. The agreement may be terminated by either party upon 90 days written notice to the other.

         During the year ended December 31, 1997, the Company paid an aggregate of approximately $647,000 to Premier HealthCare, a division of Bock, Benjamin & Co., an entity in which Mr. Benjamin has a 25% ownership interest, consisting of
(i) $250,000 for consulting services in connection with the formation of the Company and the Reorganization and (ii) approximately $397,000 (net of $45,000, the amount of salary paid to Mr. Benjamin by the Company during 1997) for consulting services in connection with the acquisition of assets or equity of the Additional Practices. In addition, in 1998, the Company paid approximately $32,000 (net of salary paid to Mr. Benjamin by the Company) to Premier HealthCare in connection with the acquisition of assets of Murata in February 1998. In the event the Probable Practice Acquisitions are consummated on the terms contemplated, the Company will pay approximately $410,000 (net of salary paid to Mr. Benjamin by the Company) to Premier HealthCare for consulting services.

         OMSA TRANSACTION

         In connection with the OMSA transaction, the physician shareholders of OMSA granted to Dr. Tritt (or his designee or assignee) the option to acquire all of the ownership interest of such physician shareholders in OMSA in the event that at any time there are less than two shareholders who continue as full time physician-employees of OMSA and those shareholders who remain do not, in Dr. Tritt's or management of the Company's sole discretion, control the operations of OMSA in a manner consistent with the requirements of the management services agreement between OMSA and the Company. In order to exercise the option, Dr. Tritt or his designee or assignee must at the time of exercise be licensed to practice medicine in the State of Illinois.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be subject to approval by a majority of the Board of Directors, including a majority of the independent directors of the Board of Directors.

         RISK FACTORS

         LIMITED OPERATING HISTORY; LIMITED HISTORY OF COMBINED OPERATIONS. The Company was formed in July 1996 and prior to its affiliation with the Initial Practices in March 1997, the Company had no history of operations or earnings. In addition, the Company recently completed the acquisition of assets of the Additional Practices. Prior to the acquisition by the Company of the Practices, the Practices operated as separate independent entities, and accordingly, the Company has limited experience in integrating and managing multiple or multi-state specialty physician practices. The Company also has limited experience in integrating and managing physician practices outside the Atlanta area. Therefore, there can be no assurance that the Company will be able to successfully manage physician practices outside of the metropolitan Atlanta area, successfully integrate the operations of the Practices, the Probable Practice Acquisitions, if completed, or future affiliating practices and implement Company-wide systems and procedures necessary to successfully manage the combined business on a profitable basis. The Company's management group has been assembled only recently, and there can be no assurance that the management group will be able to successfully manage the combined entity. The inability of the Company to successfully integrate the Practices, and, if completed, the Probable Practice Acquisitions or any future affiliating practices would have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS RELATING TO ACQUISITIONS AND MANAGING GROWTH. An integral part of the Company's business strategy is growth through acquisitions. The Company's acquisition strategy presents risks that could materially adversely affect the Company's business and financial performance, including the diversion of management's attention, the difficulties associated with the assimilation of the operations and personnel of affiliated practices, the contingent and latent risks associated with the past operations of and other unanticipated problems arising in affiliated practices and increased competition for acquisition opportunities. As the Company expands through acquisitions, the Company will be required to hire and retain additional management and administrative personnel and to develop and expand operational systems to support its growth. This growth will continue to place significant demands on the Company's management, technical, financial and other resources. Furthermore, as the Company acquires additional physician practice assets, the Company will incur significant additional charges for depreciation and amortization and, to the extent debt financing is used, for interest expense which would have the effect of reducing the Company's earnings and adversely affecting cash flow. The Company intends to continue to issue equity securities in connection with future acquisitions and may seek additional equity financings, which would result in the dilution of existing equity positions. There can be no assurance that the Company will be able to acquire the assets or equity of or profitably provide management services to any specialty physician practices that may be acquired in the future, including the Probable Practice Acquisitions, or effectively implement its acquisition strategy or that such strategy will be successful. Furthermore, there can be no assurance that the Company will be able to affiliate with additional specialty physician practices on terms favorable to the Company, that the operations of any such practices can be successfully integrated into the Company's business, that any anticipated benefits of the affiliations will be realized, or that there will not be substantial unanticipated costs associated with the acquisition. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations and would negatively affect the Company's ability to execute its acquisition strategy. The Company's ability to consummate future acquisitions depends to a significant extent on the efforts of Gerald R. Benjamin, the Company's Vice Chairman and Secretary. See "Certain Relationships and Related Transactions" and "--Dependence on Key Personnel; Need for Additional Management."

         RISKS RELATING TO THE PROBABLE PRACTICE ACQUISITIONS. The Company is evaluating and is in various stages of discussions in connection with the potential acquisition of assets or equity of several ENT physician practices and Related Specialty practices, including the Probable Practice Acquisitions. However, the Company has no agreements or arrangements with respect to the terms of any particular acquisitions, except for the non-binding letters of intent for the Probable Practice Acquisitions. The letters of intent are mere statements of intention and each of the Probable Practice Acquisitions is subject to various conditions to closing, including the negotiation and execution of an acquisition agreement related to such potential acquisition. Accordingly, there can be no assurance that the Company will be able to consummate any of the Probable Practice Acquisitions on the terms contemplated by the letters of intent or at all. The proposed PDI acquisition, if consummated, with clinical offices located in Southern New York and Northern New Jersey, will be the Company's largest acquisition to date, and there can be no assurance that the Company will be able to successfully manage PDI or successfully integrate the operations of PDI with the Company's operations. In addition, this acquisition will substantially increase the Company's outstanding indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-- Limited Operating History; Limited History of Combined Operations" and "Potential Substantial Leverage; Risks Relating to Credit Facility."

         DEPENDENCE ON AFFILIATED PHYSICIANS. All of the Company's revenue is derived (i) under management services agreements with affiliated practices, (ii) from patient service revenue generated by physicians employed by the Company, and (iii) under capitated managed care contracts held by the Company. Revenue derived by the Company under management services agreements, other than management services agreements the Company may enter into with physician practices located in certain states, including New York, which require the Company's management fee to be fixed, depends on the fees and revenue generated by affiliated physicians. Revenue derived by the Company under the capitated managed care contracts depends on the continued participation of affiliated physicians providing medical services to enrollees of the managed care companies and, to a lesser extent, independent physicians contracting with the Company to participate in provider networks which are developed by the Company. Although affiliated physicians are expected to enter into employment agreements with their respective practices, there can be no assurance as to the continued services of any particular physician. In particular, 32 of 48 of the affiliated physicians are employed by Atlanta ENT and generate a substantial portion of the Company's revenue. Associated physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by associated physicians may result in termination by the payor of a managed care contract between the Company and the payor. Any material loss of revenue by affiliated physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on the Company's business, financial condition and operating results. See "Business -- Company Operations."

         RISKS ASSOCIATED WITH CAPITATED ARRANGEMENTS INCLUDING RISK OF OVER-UTILIZATION BY MANAGED CARE ENROLLEES, RISK OF REDUCTION OF CAPITATED RATES AND REGULATORY RISKS. During the year ended December 31, 1997, approximately 77% of the net revenue of the Company was derived from payments made on a fee-for-service basis by patients and third party payors (including government programs) and approximately 23% of the net revenue of the Company was derived from capitated arrangements. Under capitated contracts, the health care provider typically accepts a pre-determined amount for professional services per patient per month from the payor in exchange for providing all covered professional services to the enrollees under the agreement. Such contracts pass much of the financial risk of providing care, such as over-utilization, from the payor to the provider. The Company compensates associated physicians on a discounted fee-for-service basis for providing ENT medical and surgical professional services to enrollees of the managed care company. Because the Company incurs costs based on the frequency and extent of professional services provided by such physicians, but only receives a fixed fee for agreeing to provide such services, to the extent that the enrollees covered by such managed care contracts require more frequent or extensive care than is anticipated, the Company's operating margins may be reduced and, in certain cases, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. In either event, the Company's business, financial condition and results of operations may be materially adversely affected. As an increasing percentage of patients enroll in managed care arrangements, the Company's future success will depend in part upon its ability to negotiate, on behalf of associated physicians, contracts with managed care payors on terms favorable to the Company and upon its effective management of health care costs through various methods, including competitive pricing and utilization management and review for purchased services. The proliferation of capitated contracts in markets served by the Company could result in decreased predictability of operating margins. There can be no assurance that the Company will be able to negotiate, on behalf of associated physicians, satisfactory arrangements on a capitated basis or that such arrangements will be profitable to the Company in the future. In addition, in certain jurisdictions, capitated agreements in which the provider bears the risk are regulated under insurance laws. The degree to which these capitated arrangements are regulated by insurance laws varies on a state by state basis, and as a result, the Company may be limited in Alabama, Florida, Georgia and Illinois and other states in which it may seek to enter into or arrange capitated agreements for its associated physicians when those capitated contracts involve the assumption of risk. See "-- Dependence on Contracts with Managed Care Organizations."

          DEPENDENCE ON CONTRACTS WITH MANAGED CARE ORGANIZATIONS. The Company's ability to expand is dependent in part on increasing the number of managed care enrollees served by associated physicians, primarily through negotiating additional and renewing existing contracts with managed care organizations and contracting on a favorable basis with additional associated physicians to provide medical professional services to such enrollees. There can be no assurance that the Company will be successful in contracting with sufficient numbers of associated physicians to meet the requirements of managed care organizations or in negotiating additional or renewing existing contracts with managed care organizations on terms favorable to the Company and associated physicians. The Company's capitated managed care contracts together accounted for approximately 23% of net revenue of the Company for the year ended December 31, 1997. Aetna modified its delivery systemof physician specialty services in the Atlanta market and terminated its capitated managed care contracts with each physician specialty group, including the Company, effective June 30, 1997. The Company's affiliated physicians at Atlanta ENT and Allatoona ENT & Facial Plastic Surgery, P.C. ("Allatoona ENT") continue to provide services to Aetna under new physician provider agreements, which reimburse physicians on a modified fee-for-service basis. The Company's capitated managed care agreements with United HealthCare and Cigna are generally subject to 90 to 120 day cancellation by either party, and in the case of Cigna is subject to annual renegotiation of rates, covered benefits and other terms and conditions. The Company's capitated managed care agreement with FPA provides for a renegotiation of the capitation fees 15 months into the initial term of the agreement. In the event that parties cannot renegotiate the capitation fees within 60 days, the agreement may be terminated by either party. The agreement also provides for annual renegotiation of the capitation fees following the initial term, which expires in August 2000, and may be terminated at any time by FPA for cause. There can be no assurance that the Company will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to the Company and associated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Managed Care Contracts," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Enrollees, Risk of Reduction of Capitated Rates and Regulatory Risks."

         POTENTIAL REDUCTIONS IN REIMBURSEMENT BY THIRD PARTY PAYORS. The health care industry is undergoing significant change as third party payors attempt to control the cost, utilization and delivery of health care services. Substantially all of the revenue of the Company and affiliated practices has been, and are expected to continue to be, derived from managed care companies, commercial insurers, Medicare and other third party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to health care providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. There can be no assurance that such measures will not adversely affect the amounts or types of services that may be reimbursable in the future, or the future reimbursement (including reductions in capitated rates) for any service offered by associated physicians, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that these trends will continue to result in a reduction of per patient revenue at affiliated practices. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government restrictions, all of which could materially decrease the range of services covered by such programs or the reimbursement rates paid for the ENT medical and surgical services provided by associated physicians. Such future reductions or changes would have a material adverse effect on the Company's business, financial condition or operating results. Reimbursement rates vary depending on the type of third party payors. Changes in the composition of third party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on the Company's operating results. See "-- Dependence on Contracts with Managed Care Organizations."

         POTENTIAL SUBSTANTIAL LEVERAGE; RISKS RELATING TO CREDIT FACILITY. Although the Company intends to use its existing cash resources to fund a portion of the purchase price of the assets or equity of certain ENT and Related Specialty practices, including the Probable Practice Acquisitions and other acquisitions which it is currently evaluating, it will require significant additional funds and will incur indebtedness for these and future acquisitions and integration and management of affiliated practices. In connection with the acquisition of assets or equity of the Additional Practices, the Company (i) issued long-term promissory notes in the aggregate principal amount of approximately $912,000, which promissory notes have varying maturity dates and interest rates and are convertible into shares of Common Stock at the option of the holders, (ii) issued various contingent promissory notes in the aggregate principal amount of approximately $3.0 million which are payable only upon the holders of such notes attaining certain earnings or other performance thresholds, substantically all of which notes are payable by the Company, at the Company's option, in shares of Common Stock, and (iii) issued and agreed to issue an aggregate of approximately 913,000 shares of Common Stock. In the event the proposed PDI acquisition is consummated on the terms contemplated, the Company will incur additional indebtedness, including the issuance of a subordinated promissory note and borrowings under the Credit Facility, aggregating approximately $20.4 million. Accordingly, the Company is subject to all of the risks associated with substantial indebtedness, including the risk that the Company's cash flow may not be sufficient to make required payments of principal and interest on the indebtedness. The Company intends to continue to issue its securities in connection with future acquisitions and may seek additional equity financings, which could result in the dilution of existing equity positions. See "Business -- Acquisition of ENT Practices."

         The Company may also incur additional indebtedness to fund future acquisitions, including borrowings under the Company's $20.0 million Credit Facility with NationsBank, N.A. Borrowings are available under the Credit Facility to provide financing for the acquisition of assets or equity of physician practices and for working capital and will be governed by, among other factors, the Company's EBITDA. There can be no assurance that amounts available under the Credit Facility will be sufficient to fund future acquisitions or, if such amounts are not sufficient, that the Company will be able to obtain additional financing on terms acceptable to the Company or at all. An inability to obtain such financing on favorable terms could limit the Company's growth. As the Company acquires additional physician practice assets, the Company may incur significant charges for depreciation and amortization and, to the extent financed through borrowing, interest expense which could adversely affect the Company's future results of operations and may result in net losses. Any borrowings of the Company under the Credit Facility will bear interest at a variable rate. Accordingly, increases in interest rates would increase the Company's interest expense and would adversely affect the Company's cash flow and results of operations. The Company is required to maintain certain financial ratios and is restricted from engaging in certain activities under the Credit Facility. The Company has granted to the bank a security interest in the capital stock of its subsidiaries and all accounts receivable of the Company, including the accounts receivable of affiliated practices assigned to the Company under the management services agreements. Therefore, in the event of a default under the credit agreement or a bankruptcy, liquidation or reorganization of the Company, such stock and assets would be available to the bank to satisfy the Company's obligations to the bank before any payment could be made to the Company's stockholders and, in such event, the Company's stockholders could lose all or a substantial portion of their investment in the Company The Company's ability to generate sufficient cash flow to meet obligations incurred under the Credit Facility will depend on the Company's future operations, which will in turn, be subject to prevailing industry, economic, regulatory, and other factors, many of which are beyond the Company's control. As of December 31, 1997, the Company had no borrowings under the Credit Facility. However, in the event the PDI acquisition is consummated on the terms contemplated, the Company expects to borrow approximately $4.2 million under the Credit Facility to repay debt of PDI, and if additional funds are not available to pay amounts under the subordinated promissory note issuable to the sellers due on December 31, 1998, the Company expects to borrow additional amounts under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         INFLUENCE OF RAMIE A. TRITT, M.D.; POTENTIAL ANTI-TAKEOVER PROVISIONS. Dr. Tritt, the Chairman of the Board and President of the Company, beneficially owns approximately 27.1% of the outstanding Common Stock. The physicians at Atlanta ENT, an affiliated practice, together with Dr.

Tritt, the President of Atlanta ENT, in the aggregate beneficially own approximately 55.6% of the outstanding Common Stock. The officers and directors of the Company in the aggregate beneficially own approximately 31.6% of the outstanding shares of Common Stock. As a result, Dr. Tritt may be able to influence significantly the election of directors and the outcome of corporate transactions or other matters submitted for stockholder approval. Such influence by Dr. Tritt could preclude any unsolicited acquisition of the Company and consequently adversely affect the market price of the Common Stock. In addition, the Company's Board of Directors is authorized to issue from time to time, without stockholder approval, shares of preferred stock with such terms and conditions as the Board of Directors may determine in its sole discretion. The Company is subject to a Delaware statute regulating business combinations. Any of these provisions could discourage, hinder or preclude an unsolicited acquisition of the Company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt, which may adversely affect the market price of the Common Stock. Upon the occurrence of certain events, including the merger of the Company and a sale of all or substantially all of the assets of the Company, all outstanding options under the Company's 1996 Stock Option Plan will become immediately exercisable. The employment agreements with the Company's executive officers allow for termination by the executives and the payment of severance compensation to the executives upon a change of control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

         COMPETITION. The physician practice management industry is highly competitive. The restructuring of the health care system is leading to rapid consolidation of the existing highly-fragmented health care delivery system into larger and more organized groups and networks of health care providers. The Company expects competition to increase as a result of this consolidation and ongoing cost containment pressures, among other factors. The Company competes with physician practice management companies, for-profit and nonprofit hospitals, managed care companies, physician practices and other competitors seeking to affiliate with physicians or provide management services to physicians. Many of these competitors are significantly larger, provide a wider variety of services, have greater experience in providing health care management services, have longer established relationships with customers for these services and have access to substantially greater financial resources than the Company. There can be no assurance the Company will be able to affiliate with a sufficient number of competent physicians and other health care professionals to expand its business.

         Physicians are facing the challenge of providing quality patient care while experiencing rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. The Company believes that competition for patients is dependent upon, among other things, the geographic coverage of affiliated practices, the reputation and referral patterns of affiliated physicians and the breadth of ENT and Related Specialty medical and surgical services provided by physicians practicing at affiliated practices. Therefore, the success of the Company is dependent upon the ability of the Company or affiliated practices to recruit, train and retain qualified health care professionals in new and existing markets. The Company faces competition for these personnel from other health care providers, research and academic institutions, government entities and other organizations. There can be no assurance that sufficient numbers of qualified health care professionals can be hired and retained. The inability to hire and retain such health care professionals could have a material adverse effect on the Company's business, financial condition and results of operations.

         Concern over the rising cost of health care has led to the emergence and increased prominence of managed care and a resulting increase in competition for managed care contracts. The Company's ability to compete successfully for exclusive managed care contracts may depend upon the Company's ability to manage utilization under such contracts, to increase the number of associated physicians and other health care professionals included in its provider networks. The Company competes with physician practice management companies, multi-specialty physician practices and certain other entities for exclusive managed care contracts and there can be no assurance that managed care companies will seek to contract with an entity, such as the Company, that is affiliated with physicians providing services in a single specialty rather than an entity that is affiliated with physicians providing multi-specialty services. The inability of the Company to enter into such arrangements in the future on behalf of affiliated practices could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Competition."

         ANTITRUST RISKS. The Company and its affiliated practices are subject to federal and state antitrust statutes that prohibit conduct such as price fixing, market allocation and other anti-competitive activities by groups of competitors. The federal and state antitrust enforcement agencies have brought civil and criminal enforcement actions against the joint activities of physician organizations that violate antitrust laws. Anti-competitive activity may also be subject to private lawsuits by those injured by the activity. Collaboration regarding the pricing of services, market allocation and certain other types of joint action, however, may be permissible in the context of an integrated joint venture if those activities are ancillary to otherwise legitimate purposes of the joint venture. The federal antitrust agencies, the Federal Trade Commission and the United States Department of Justice, have established "antitrust safety zones" for physician networks that meet certain criteria. The antitrust safety zones are for networks in which providers share substantial financial risk (e.g., capitation or substantial withholding) and in which the providers constitute less than specified percentages (20% for exclusive networks and 30% for non-exclusive networks) of total providers in a specialty or subspecialty in the market. Conduct outside the safety zones is not necessarily unlawful, but antitrust regulatory authorities will give greater scrutiny to the potential impact on overall competition. State antitrust agencies may or may not rely on antitrust analysis similar to that of the federal agencies. A determination that the Company's operations violate federal or state antitrust laws could have a material adverse effect on the Company's business, financial condition and operating results. In addition, an antitrust claim asserted by Federal or state antitrust agencies or a private party against the Company could be costly to defend, could consume management resources and could adversely affect the Company's business regardless of the merit or eventual outcome of such claim.

         GOVERNMENT REGULATION. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. To date, neither the Company nor its affiliated practices have been required to obtain certificates of need for their activities. Federal and state laws also regulate HMOs and other managed care organizations. In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, the Company and its affiliated practices may become subject to compliance with additional regulation.

         The Company and its affiliated practices are also subject to federal, state and local laws addressing issues such as occupational health and safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

         Various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. These laws, among others, include the federal anti-kickback statute and the Stark Law. The anti-kickback statute prohibits the offer, payment, solicitation or receipt of any direct or indirect remuneration in return for the referral of patients for items or services, or for the ordering or arranging for the furnishing of items or services for which payment may be made under Medicare, Medicaid or federally-funded health care programs. The Stark Law prohibits physicians' referrals for certain designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties, denial of payment, and/or exclusion from participation in the Medicare, Medicaid and federally-funded health care programs. To the extent that the Company is deemed to be a separate provider of medical services under its management services agreements and to receive referrals from physicians, the financial arrangements could be subject to scrutiny under the Stark Law or anti-kickback statute. One of the Company's wholly owned subsidiaries does employ physicians, and as such, it does maintain a provider number. In addition, under separate statutes, submission of claims for payment that are "not provided as claimed" are false, fictitious or fraudulent or misrepresent a material fact may lead to substantial civil or criminal penalties to the Company or one or more of its affiliated practices. It may also result in the exclusion from participation in the Medicare, Medicaid and federally-funded programs which could result in a significant loss of reimbursement. The Company's arrangements have not been the subject of Federal judicial or regulatory interpretation. A determination of liability under any such laws could have a material adverse effect on the Company's business, financial condition and results of operations.

         Several states, including Alabama, Florida, Georgia and Illinois, have adopted laws similar to the Stark Law and federal anti-kickback law that cover patients in private programs as well as government programs. The laws of many states also prohibit physicians from splitting fees with non-physicians. In Illinois, it is unlawful for a physician to divide with anyone other than physicians with whom the physician practices in a legally recognized entity or organization any fee or other form of compensation for professional services not personally rendered. In Georgia, physicians are prohibited from dividing fees with any person or entity for referring a patient and from referring patients for certain designated health care services to any entity with which the physician has a financial relationship. In Florida, the Florida Board of Medicine recently issued a declaratory statement, which has been stayed pending its appeal, indicating that certain types of arrangements between physicians and physician practice management companies may violate fee splitting and patient referral laws. If upheld such declaratory statement could be construed as prohibiting physician management agreements pursuant to which the managed company is paid based on a percentage of revenues generated by the managed care practice and certain marketing activities performed by management companies. The laws of some states, including certain states in which the Company operates or may operate, prohibit non-physician entities from practicing medicine or from exercising control over the professional judgments or decisions of physicians concerning the treatment and diagnosis of patients. In Illinois, there is case law which prohibits corporations (other than specifically licensed Medicaid corporations or hospital corporations) from providing professional medical services or employing physicians. In Georgia, there is case law which could also be interpreted as prohibiting a corporation from employing physicians. Florida law does not prohibit the corporate practice of medicine although it does prohibit the corporate practice of other medical services such as dentistry and optometry. In Alabama, recent interpretations by state authorities have indicated that a corporation may employ physicians as long as the physicians exercise their independent professional judgment in rendering medical decisions concerning the treatment and diagnosis of patients. These laws and their interpretation vary from state to state and are enforced by the courts and by regulatory authorities with material discretion. A determination of liability under any such laws could have a material adverse effect on the Company.

         The Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that upon review, the Company's business and its contractual arrangements with affiliated practices and any practices with which it has arrangements in the future will not be successfully challenged as constituting the unlicensed practice of medicine or unlawful splitting of fees by physicians with non-physicians. There can be no assurance that review of the Company's business and its arrangements with affiliates by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's operations or their expansion. Additionally, any claim or proceeding asserted by state or federal agencies or a private person against the Company or its affiliated practices could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business regardless of the merit or eventual outcome of such claim. In addition, the regulatory requirements of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory requirements. Any limitation on the Company's ability to expand could have a material adverse effect on the Company's operations. See "Business -- Government Regulation."

         HEALTH CARE REFORM. Political, economic and regulatory influences are continuously subjecting the health care industry in the United States to fundamental change. On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997 (the "Balanced Budget Act") which contemplates savings of $115 billion in Medicare spending and $13 billion in Medicaid spending over the five-year period from 1998 to 2002. The savings will result primarily from reductions in reimbursements to providers due to several factors, including but not limited to, alterations in the methodology for calculating physician fee schedule payments, application of a budget neutrality adjustment to prevent physician fees from increasing above a certain aggregate amount, and expansion of options for Medicare delivery including provider-sponsored organizations, HMOs, preferred provider organizations and private fee-for-service plans. The Balanced Budget Act also establishes more stringent sanctions for convictions of health care related crimes including permanent exclusion from participation in the Medicare Program after conviction of three health care related crimes and imposition of civil monetary penalties for violations of the federal anti-kickback statute. Due to the recent enactment of this health care reform and uncertain interpretation of these reform measures by regulatory authorities, it is difficult to determine the impact that this reform will have upon the Company and its affiliated physicians, and there can be no assurances that these reform measures will not have a material adverse effect on the Company's business, financial condition or operating results. In addition to federal health care reform, some states in which the Company operates or may operate in the future are also considering various health care reform proposals. The Company anticipates that both federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies and that additional reforms will likely occur in the future. Due to uncertainties regarding the additional reforms and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, the actual announcement by competitors and third party payors of their strategies to respond to such initiatives or reforms, could produce volatility in the trading and market price of the Common Stock of the Company. See "Business - Government Regulation".

         DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL MANAGEMENT. The Company's success depends to a significant extent on the ability of its executive officers and key personnel, including Ramie A. Tritt, M.D., the Chairman of the Board and President of the Company and a principal stockholder of the Company (and a principal stockholder of an affiliated practice), Richard
D. Ballard, the Company's Chief Executive Officer, and Lawrence P. Kraska, the Company's Vice President-Operations. In addition, the Company's ability to consummate future acquisitions depends to a significant extent on the efforts of Gerald R. Benjamin, the Company's Vice Chairman and Secretary. The loss of Dr. Tritt, Mr. Ballard, Mr. Benjamin or Mr. Kraska could have a material adverse effect on the development and likelihood of success of the Company's business. The Company believes that its future success will also depend in part upon its ability to attract and retain additional management personnel. The Company anticipates recruiting additional executive officers and management personnel in the near future. Competition for such personnel is intense and the Company will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than the Company. There can be no assurance that the Company will be successful in attracting or retaining such personnel. See "Directors and Executive Officers of the Registrant."

         POTENTIAL CONFLICTS OF INTEREST. There have been and are currently agreements by and among the Company, certain affiliated practices, each of their respective officers, directors and affiliates, and entities controlled by such officers, directors and affiliates. In addition, Dr. Tritt is a physician at an affiliated practice and will be subject to competing demands on his time. Any future transactions and agreements between the Company and such individuals and entities are subject to approval by a majority of the Board of Directors, including a majority of the independent directors. See "Executive Compensation -- Employment Agreements" and "Certain Relationships and Related Transactions."

         POTENTIAL LIABILITY AND INSURANCE; LEGAL PROCEEDINGS. The provision of health care services entails the substantial risk of potential claims of medical malpractice and similar claims. Although the Company does not itself engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians, there can be no assurance that claims will not be asserted against the Company in the event that services provided by physicians at affiliated practices are alleged to have resulted in injury or other adverse effects. Medical malpractice claims have been asserted and are pending against a number of managed care companies. In addition, legislation has been proposed in various states expressly providing for medical malpractice liability for managed care companies. In the event that regulatory authorities determine that the Company is a managed care company, the enactment of any such laws could have a material adverse affect on the Company's business, financial condition or operating results. Successful malpractice claims could exceed the limits of the Company's insurance and could have a material adverse effect on the Company's business, financial condition or operating results. Moreover, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms or that any such insurance will provide adequate coverage against potential claims. A malpractice claim asserted against the Company could be costly to defend, could consume management resources and could adversely affect the Company's reputation and business, regardless of the merit or eventual outcome of such claim. In connection with the acquisition of assets or equity of affiliated practices, the Company may assume or acquire certain of the stated liabilities of such practices. Therefore, claims may be asserted against the Company for events related to an affiliated practice that occurred prior to its affiliation with the Company. There can be no assurance that any successful claims will not exceed applicable policy limits of the insurance coverage maintained by the Company or such affiliated practices. See "Business -- Liability and Insurance" and "Legal Proceedings."

         TECHNOLOGICAL CHANGE. The health care information industry is relatively new and is experiencing rapid technological change, changes in physician and payor needs, frequent new product introductions and evolving industry standards. As the computer and software industries continue to experience rapid technological change, the Company must be able to adapt quickly and successfully its clinical information systems so that they continue to integrate well with the computer platforms and other software employed by associated physicians. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of system enhancements or new systems in response to technological changes. The Company's inability to respond to technological changes in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition and results of operations by reducing the Company's ability to facilitate receipt of accounts receivable of affiliated practices and to efficiently and accurately analyze and anticipate the costs incurred by associated physicians providing medical services pursuant to capitated managed care contracts. See "Business --Information Systems."

         YEAR 2000. The Company has commenced review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If modifications to existing software or converting to new software is not completed on a timely basis, the Year 2000 problem may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         POSSIBLE VOLATILITY OF STOCK PRICE. The stock market often experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Common Stock could be subject to significant fluctuations in response to a number of factors, including variations in the Company's quarterly operating results, changes in estimates of the Company's earnings, perceptions about market conditions in the health care industry or the impact of various health care reform proposals and general economic conditions, some of which are unrelated to the Company's operating performance. These market fluctuations could have an adverse effect on the market price or liquidity of the Common Stock.

         SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS. Future sales of shares of Common Stock by current stockholders through the exercise of outstanding registration rights or through the issuance of shares of Common Stock upon exercise of options, warrants or otherwise, could have an adverse effect on the price of the Company's Common Stock. Of the 6,515,863 shares of Common Stock outstanding as of March 25, 1998, approximately 2,200,000 shares are freely tradeable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), except if any shares are purchased by "affiliates" as defined under Rule 144. The remaining 4,315,863 shares outstanding as of March 25, 1998, of which 2,055,205 shares are held by affiliates of the Company and 2,260,658 are held by non-affiliates of the Company, are "restricted securities" as that term is defined under Rule 144 and may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. Of the restricted securities, 3,704,648 shares are currently eligible for sale pursuant to Rule 144. The remaining 611,215 shares will become eligible for sale pursuant to Rule 144 at various times commencing July 1998. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Act, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of (i) one percent of the then outstanding shares of Common Stock, or (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about the Company. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements. In addition, an aggregate of 800,000 shares of Common Stock issuable pursuant to the Company's stock purchase plan or upon exercise of options granted or to be granted under the Company's 1996 Stock Option Plan are eligible, upon exercise, for sale to the public pursuant to Registration Statements on Form S-8 filed by the Company. In connection with the IPO, the Company issued warrants to purchase up to 220,000 shares of Common Stock to the representatives of the underwriters in the IPO, which warrants are currently exercisable. The holders of an aggregate of 4,535,863 shares of Common Stock and warrants to purchase shares of Common Stock have certain registration rights with respect to their shares of Common Stock commencing in March 1998.

The sale of a substantial number of shares of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and impair the Company's ability to raise additional capital in the future. See "Executive Compensation -- Stock Option and Purchase Plans.

         ABSENCE OF DIVIDENDS. The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for the development of its business. The Credit Facility contains restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         An index to Consolidated Financial Statements appears on page F-1.

     2.  SCHEDULES

         All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three month period ended December 31, 1997. The Company filed a report on Form 8-K on March 24, 1998 reporting information under Item 2.

(c)      EXHIBITS

          3.1     --       Certificate of Incorporation of the Registrant(1)
          3.2     --       Amended and Restated By-laws of the Registrant(1)
          4.1     --       Promissory Notes issued by the Registrant in
                           connection with certain acquisitions
         10.1     --       Asset Acquisition Agreement dated November 26, 1996
                           between the Registrant, PSC Management Corp.
                           ("PSC Management") and Atlanta Ear, Nose & Throat
                           Associates, P.C. ("Atlanta ENT")(1)
         10.2     --       Acquisition Agreement dated November 26, 1996 between
                           the Registrant, PSC Acquisition Corp. and Ramie A.
                           Tritt, M.D.(1)
         10.3     --       Amended and Restated Employment Agreement between the
                           Registrant and Ramie A. Tritt, M.D. dated as of
                           February 10, 1997(1)

         10.4     --       Employment Agreement between the Registrant and Richard D. Ballard dated as of November 26, 1996(1)
         10.5     --       Employment Agreement between the Registrant and Gerald R. Benjamin dated as of November 26, 1996(1)
         10.6     --       Management Services Agreement to be entered into between the Registrant, PSC
                           Management Corp. and Atlanta ENT(1)
         10.8     --       Form of Registration Rights Agreement(1)
         10.10    --       Lease Agreement for office space located at The Medical Quarters, 5555 Peachtree
                           Dunwoody Road, Suite 235, Atlanta, Georgia dated October 1, 1988 between
                           Atlanta ENT and Ramie A. Tritt, M.D., as amended(1)
         10.11    --       Lease Agreement for office space located at the Gwinnett Medical Building, 3540
                           Duluth Park Lane, Duluth Georgia dated December 29, 1989 between Duluth
                           Professional Center, L.P., Gwinnett Pulmonology, P.C. and Atlanta ENT as
                           amended(1)
         10.12    --       Lease Agreement for office space located at Eastside Physicians Center, 1700 Tree
                           Lane, Snellville, Georgia dated July 11, 1994 and effective June 1, 1995 between
                           Atlanta ENT and Eastside Physicians Center, L.P.(1)
         10.13    --       1996 Stock Option Plan(1)
         10.14    --       1996 Health Care Professionals Stock Option Plan(1)
         10.15    --       Form of Indemnification Agreement(1)
         10.16    --       Group Practice Managed Care Agreement dated September 1, 1992 by and between CIGNA HealthCare of Georgia, Inc. and The ENT Center of Atlanta,
                           Inc.++(1)
         10.18    --       Agreement dated June 1, 1995 by and between United HealthCare of Georgia, Inc.
                           and Atlanta ENT Center for Physicians, Inc.++(1)
         10.19    --       Non-Negotiable Promissory Note payable by the Registrant to Gerald R. Benjamin in the principal amount of $33,500 (one in a series of identical notes in the aggregate amount of $485,000)(1)
         10.20    --       Non-Negotiable Promissory Note payable by the Registrant to Ramie A. Tritt,
                           M.D. in the principal amount of $33,500 (one in a series of identical notes in the aggregate amount of $485,000)(1)
         10.21    --       Termination Agreement effective as of October 7, 1996 by and among Kevin
                           Thomas, M.D., Stephen B. Levine, M.D., various affiliated professional corporations affiliated with Thomas and Levine, Ramie A. Tritt, M.D., Atlanta
                           ENT, Rande H. Lazar, M.D., Otolaryngology of Memphis, P.C., Gerald R.
                           Benjamin, Premier HealthCare and the Registrant(1)
         10.23    --       Employment Agreement between the Registrant and Robert A. DiProva dated as of January 6, 1997(1)
         10.24    --       Employment Agreement between the Registrant and Lawrence P. Kraska dated as of February 11, 1997(1)
         10.25    --       Acquisition Agreement dated as of February 13, 1997 by and among  the
                           Registrant, PSC Acquisition Corp. and Metropolitan Ear, Nose & Throat, P.C.(1)
         10.26    --       Acquisition Agreement dated as of February 13, 1997 by and among the
                           Registrant, PSC Acquisition Corp. and Atlanta Head and Neck Surgery, P.C.(1)

         10.27    --       Acquisition Agreement dated as of February 13, 1997 by and among the
                           Registrant, PSC Acquisition Corp. and Ear, Nose & Throat Associates, P.C.(1)
         10.28    --       Acquisition Agreement dated as of February 20, 1997 by and among the
                           Registrant, PSC Acquisition Corp. and W.J. Cornay, III, M.D., P.C.(1)
         10.29    --       Non-Negotiated Promissory Note payable by the Registrant to ENT Center of
                           Atlanta, Inc. in the principal amount of $168,108.46(1)
         10.30    --       Non-Negotiable Promissory Note payable by the Registrant to Bock, Benjamin &
                           Co., Partners, L.P. in the principal amount of $1,891.54(1)
         10.33    --       Credit Agreement by and between the Registrant and NationsBank, N.A. (South)
                           dated April 30, 1997.(2)
         10.34    --       Agreement dated May 19, 1997 by and between the Registrant and Premier
                           HealthCare.(3)
         10.35    --       Management Services Agreement dated July 1, 1997 by and among New Allatoona
                           E.N.T. & Facial Plastic Surgery, P.C., Thomas U. Muller, M.D., PSC Management
                           Corp. and the Registrant. (4)
         10.36    --       Management Services Agreement dated September 22, 1997 by and among New
                           Otolaryngology Medical and Surgical Associates, Ltd., PSC Management Corp.
                           and the Registrant. (4)
         10.37    --       Specialist Group Physician Agreement dated August 1, 1997 by and between AHI
                           Medical Group Atlanta, P.C. and ENT Center of Atlanta, Inc. (4)+
         10.38    --       Lease dated July 31, 1997 by and between the Registrant and Pavilion Partners,
                           L.P. (4)
         10.39    --       Stock Purchase Agreement dated as of October 31, 1997 by and among the
                           Registrant, PSC Management Corp., South Florida Otolaryngology, Inc. and the
                           other parties named therein.(5)
         10.40    --       Asset purchase agreement dated December 31, 1997 among the Registrant, PSC
                           Management Corp. And Cobb Ear, Nose & Throat Associates, P.C.(5)
         10.41    --       Management Services Agreement dated October 31, 1997 by and among New Ear,
                           Nose & Throat Associates of South Florida, P.A., PSC Management Corp. and the
                           Registrant.
         10.42    --       1997 Employee Stock Purchase Plan
         10.43    --       Amendment No. 1 to Restated and Amended Lease Agreement dated January 1,
                           1998 between Ramie A. Tritt, M.D. and the Registrant as successor in interest to
                           Atlanta ENT.
         10.44    --       Amendment dated March 19, 1998 to Agreement dated May 19, 1997 by and between the Registrant and Premium HealthCare.
         21.1     --       Subsidiaries of the Registrant
         23.1     --       Consent of Arthur Andersen LLP
         27.1     --       Financial Data Schedule (for SEC use only)

----------

+ Confidential treatment has been requested with respect to portions of this exhibit.
++ Confidential treatment was granted with respect to portions of this exhibit.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-17091) declared effective on March 20, 1997.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1997.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 24, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998                  PHYSICIANS' SPECIALTY CORP.


                                       By:     /s/ Ramie A. Tritt, M.D.
                                          -------------------------------------
                                          Ramie A. Tritt, M.D.
                                          Chairman of the Board and President


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



           SIGNATURE                                   Title                                       Date
           ---------                                   -----                                       ----


                                           Chairman of the Board and President
/s/ Ramie A. Tritt                         (principal executive officer)                      March 30, 1998
----------------------------------
Ramie A. Tritt, M.D.







                                           Chief Executive Officer and Director
/s/ Richard D. Ballard                                                                        March 30, 1998
----------------------------------
Richard D. Ballard







/s/ Gerald R. Benjamin                     Vice Chairman of the Board and                     March 30, 1998
----------------------------------         Secretary
Gerald R. Benjamin







/s/ Robert A. DiProva                      Executive Vice President and Chief                 March 30, 1998
----------------------------------         Financial Officer
Robert A. DiProva                          (principal financial officer)







/s/ Lawrence P. Kraska                     Vice President-Operations                          March 30, 1998
----------------------------------
Lawrence P. Kraska


/s/ Edward R. Casas, M.D.                  Director                                           March 30, 1998
----------------------------------
Edward R. Casas, M.D.







/s/ Sidney Kirschner                       Director                                           March 30, 1998
----------------------------------
Sidney Kirschner







/s/ Steven L. Posar, M.D.                  Director                                           March 30, 1998
----------------------------------
Steven L. Posar, M.D.

                         INDEX TO FINANCIAL STATEMENTS




                                                                                                              Page
                                                                                                              ----


AUDITED FINANCIAL STATEMENTS
Report of Independent Public Accountants..................................................................... F-2
Consolidated Balance Sheets at December 31, 1997 and 1996.................................................... F-3
Consolidated Statement of Operations for the Year ended December 31, 1997 and for the Period from Inception (July 31, 1996) to December 31, 1996......................................... F-4
Consolidated Statement of Stockholders' Equity for the Year ended December 31, 1997 and for the Period from Inception (July 31, 1996) to December 31, 1996......................................... F-5
Consolidated Statement of Cash Flows for the Year ended December 31, 1997 and for the Period from Inception (July 31, 1996) to December 31, 1996......................................... F-6
Notes to Consolidated Financial Statements................................................................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and Board of Directors of Physicians' Specialty Corp.:


We have audited the accompanying consolidated balance sheets of PHYSICIANS' SPECIALTY CORP. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period from inception (July 31, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians' Specialty Corp. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from inception (July 31, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 12, 1998

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                                            1997          1996
                                                                                        ------------    --------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $  5,351,639    $123,540
   Accounts receivable, net of allowance for doubtful accounts of $261,714 and $0
      in 1997 and 1996, respectively                                                       9,273,565      26,976
   Notes receivable                                                                           81,682           -
   Prepayments and other                                                                     335,650           -
                                                                                        ------------    --------
            Total current assets                                                          15,042,536     150,516

EQUIPMENT, NET                                                                             3,431,707      19,897

INTANGIBLE ASSETS, NET                                                                    11,793,777           -

OTHER ASSETS                                                                                 330,338     442,567
                                                                                         -----------    --------
            Total assets                                                                 $30,598,358    $612,980
                                                                                         ===========    ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                         $         -    $505,000
   Due to physicians                                                                       1,177,009     108,828
   Accounts payable                                                                          397,185       9,442
   Accrued expenses                                                                        1,701,667           -
   Accrued income taxes                                                                      321,302           -
   Provider claims payable                                                                   637,726           -
   Deferred income taxes                                                                     338,218           -
                                                                                         -----------    --------
            Total current liabilities                                                      4,573,107     623,270

SUBORDINATED SELLER NOTE                                                                     911,715           -
                                                                                         -----------    --------
            Total liabilities                                                              5,484,822     623,270
                                                                                         -----------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 10,000 shares authorized, no shares issued and
       outstanding at December 31, 1997 and 1996, respectively                                     -          -
   Common stock, $0.001 par value; 50,000,000 shares authorized, 6,503,098 and
      599,893 shares issued and outstanding at December 31, 1997 and 1996,
      respectively                                                                             6,503         600
   Additional paid-in capital                                                             23,401,657     343,711
   Retained earnings (deficit)                                                             1,705,376    (354,601)
                                                                                         -----------    --------
            Total stockholders' equity                                                    25,113,536     (10,290)
                                                                                         -----------    --------
            Total liabilities and stockholders' equity                                   $30,598,358    $612,980
                                                                                         ===========    ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE

           PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996


                                                            1997             1996
                                                        -----------      ----------
REVENUE:
    Management fees                                     $10,973,756      $   51,240
    Capitation revenue                                    3,619,408               -
    Net patient service revenue                             966,646               -
                                                        -----------      ----------
              Total revenue                              15,559,810          51,240
                                                        -----------      ----------

OPERATING EXPENSES:
    Provider claims, wages, and benefits                  7,819,370          46,582
    General and administrative                            4,370,611         357,340
    Depreciation and amortization                           377,286           1,919
                                                        -----------      ----------
              Total operating expenses                   12,567,267         405,841
                                                        -----------      ----------
OPERATING INCOME (LOSS)                                   2,992,543        (354,601)



OTHER INCOME, NET                                           429,254               -
                                                        -----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                         3,421,797        (354,601)

PROVISION FOR INCOME TAXES                                1,361,820               -
                                                        -----------      ----------
NET INCOME (LOSS)                                       $ 2,059,977      $ (354,601)
                                                        ===========      ==========

EARNINGS (LOSS) PER SHARE:
    Basic                                               $      0.42      $    (0.64)
                                                        ===========      ==========

    Diluted                                             $      0.42      $    (0.64)
                                                        ===========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                                                 4,868,035         552,894
                                                        ===========      ==========
    Diluted                                               4,966,778         552,894
                                                        ===========      ==========

 The accompanying notes are an integral part of these consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE

           PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996



                                                         COMMON STOCK             ADDITIONAL         RETAINED
                                                     ---------------------         PAID-IN           EARNINGS
                                                       SHARES      AMOUNT           CAPITAL          (DEFICIT)          TOTAL
                                                     ----------  ---------        ----------         ---------      -----------
BALANCE, INCEPTION (JULY 31, 1996)                            -  $        -       $        -         $              $
                                                                                                             -                -

    Issuance of common stock                            599,893         600               711                -            1,311
    Compensation expense                                      -           -           343,000                -          343,000
    Net loss                                                  -           -                 -         (354,601)        (354,601)
                                                     ----------  ----------       -----------        ---------      -----------
BALANCE, DECEMBER 31, 1996                              599,893         600           343,711         (354,601)         (10,290)

    Issuance of common stock, net of offering cost    2,200,000       2,200        14,272,859                -       14,275,059
    Issuance of common stock--practice acquisitions   3,703,205       3,703         8,737,087                -        8,740,790
    Compensation expense                                      -           -            48,000                -           48,000
    Net income                                                -           -                 -        2,059,977        2,059,977
                                                      ---------  ----------       -----------       ----------      -----------
BALANCE, DECEMBER 31, 1997                            6,503,098  $    6,503       $23,401,657       $1,705,376      $25,113,536
                                                      =========  ==========       ===========       ==========      ===========


 The accompanying notes are an integral part of these consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE

           PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996

                                                                                        1997              1996
                                                                                     ------------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $  2,059,977       $(354,601)
                                                                                     ------------       ---------
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
           Depreciation and amortization                                                  377,286           1,919
           Provision for deferred income taxes                                           (338,218)              -
           Compensation expense                                                            48,000         343,000
           Increase in accounts receivable                                             (3,971,923)        (26,976)
           Increase in prepayments and other                                             (318,721)         (1,100)
           Increase in accounts payable and accrued liabilities                           853,751         118,270
                                                                                     ------------       ---------
              Total adjustments                                                        (3,349,825)        435,113
                                                                                     ------------       ---------
              Net cash (used in) provided by operating activities                      (1,289,848)         80,512
                                                                                     ------------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net of cash acquired                                     (4,933,104)              -
    Purchase of property and equipment                                                   (870,526)        (21,706)
    Decrease in other assets                                                              135,078               -
                                                                                     ------------       ---------
              Net cash used in investing activities                                    (5,668,552)        (21,706)
                                                                                     ------------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs                                    14,275,059           1,311
    Borrowing under short-term debt                                                       170,000         505,000
    Repayment of short-term debt                                                         (505,000)              -
    Repayment of long-term debt                                                        (1,753,560)              -
    Deferred offering costs                                                                     -        (441,577)
                                                                                     ------------       ---------
              Net cash provided by financing activities                                12,186,499          64,734
                                                                                     ------------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 5,228,099         123,540

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            123,540               -
                                                                                     ------------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  5,351,639       $ 123,540
                                                                                     ============       =========


 The accompanying notes are an integral part of these consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



  1.  ORGANIZATION

      Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head, and neck ("ENT"). The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development, and payor contracting services, including the negotiation and administration of capitated arrangements. The Company has operations in Atlanta, Georgia; Chicago, Illinois; Birmingham, Alabama; and Boca Raton, Florida.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company considers cash on deposit with financial institutions and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

      EQUIPMENT

      Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets for financial statement reporting purposes. Maintenance and repairs are charged to expense as incurred. The cost of renewals and betterments is capitalized and depreciated over the applicable estimated useful lives. The cost and accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to operations.

      ORGANIZATION COSTS

      The Company has capitalized legal expenses incurred prior to July 31, 1996 related to the organization and start-up of the Company. These costs are included in other assets on the accompanying balance sheets and are being amortized over a five-year period.

      INTANGIBLE ASSETS

      The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight-line method over a period of 25 years. At December 31, 1997, the amount of such intangible assets was approximately $11,884,000, with accumulated amortization totaling $90,405.

      REVENUE RECOGNITION

      The Company primarily generates management fee revenue from contracts in which the Company provides management services to physician practices. In addition, the Company generates revenue from capitated managed care contracts. The Company also generates net patient revenue through employed physicians. Revenue is recognized as services are performed.

      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. Bad debt expense was $133,794 and $0 during 1997 and 1996, respectively.

      CAPITATED CONTRACTS

      The Company establishes accruals for costs incurred in connection with its capitated contracts based on historical trends. Any contracts that would have a realized loss would be immediately accrued for and the loss would be charged to operations.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates that the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated seller note, and short-term debt approximated their fair values as of December 31, 1997 and 1996 due to the relatively short maturity of these instruments.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for fiscal 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

      The Emerging Issues Task Force of the FASB has recently issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 would be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company is in the process of analyzing the effect of all its contractual relationships but currently believes that certain contracts would meet the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, which would require the Company to restate its prior period financial statements to conform to such consolidation. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, virtually all of its future acquisitions of individual physician practices will continue to be accounted for under the purchase method of accounting.

      EARNINGS PER SHARE

      The Company has restated its earnings per share to conform with SFAS No. 128, "Earnings Per Share." This new statement requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:


                                                                                  1997            1996
                                                                                ----------    -----------
                Weighted average number of common shares
                outstanding-basic                                                4,868,035        552,894

                Effect of potentially dilutive shares outstanding                   83,294              -

                Effect of convertible debt                                          15,449              -
                                                                                ----------    -----------
                Weighted average number of common shares
                outstanding-diluted                                              4,966,778        552,894
                                                                                ==========    ===========

      INCOME TAXES

      The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

      INDUSTRY RISKS

      The health care industry is subject to numerous laws and regulations at all levels of government. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by health care providers. Violations of these laws could result in significant fines and penalties as well as significant payments for services previously billed. The Company is subject to similar regulatory reviews. A determination of liability under any such laws could have a material effect on the Company's financial position, results of operations, stockholders' equity, and cash flows.

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                      1997          1996
                                                                                  ------------    --------
                Cash paid during the period for interest                          $     87,474    $      -
                Cash paid during the period for income taxes,
                  net of refunds                                                     2,233,550           -
                Liabilities assumed in connection with
                  businesses acquired
                                                                                    (5,758,144)          -

      RECLASSIFICATIONS

      Certain amounts in the December 31, 1996 financial statements have been reclassified to conform to the current year presentation.


  3.  REORGANIZATION

      Concurrently with the closing of the Company's IPO, the Company acquired substantially all of the assets of Atlanta Ear, Nose, & Throat Associates, P.C., three additional ENT practices in the metropolitan Atlanta area (collectively, "Atlanta ENT"), and one ENT practice in Birmingham, Alabama. In addition, the Company purchased the common stock of three corporations (the "ENT Networks"), which as of that date held, managed, and administered capitated ENT managed care contracts for enrollees of health maintenance organizations ("HMOs") sponsored by United Healthcare of Georgia, AEtna Health Plans of Georgia ("AEtna"), and Cigna Health Care of Georgia ("Cigna").

      In connection with the acquisitions, the Company issued an aggregate of 3,104,755 shares of common stock and entered into management services agreements with the physician practices providing for the comprehensive management of the practices by the Company, while enabling the practices to retain authority over the provision of medical care. The management services agreement with Atlanta ENT provides for the assignment to the Company by Atlanta ENT of all or substantially all of its nongovernmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable and grants to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement. The Company is responsible for the payment of operating and nonoperating expenses of Atlanta ENT (excluding compensation to physicians and physician assistants) and is responsible for the payment of all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by Atlanta ENT. In addition, the Company retains a management fee equal to 12.5% of all revenue (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at Atlanta ENT, subject to specified maximum annual amounts, as payment for the Company's services and nonallocable costs incurred by the Company attributable to the provision of management services under the management services agreement. The remaining revenue is remitted to Atlanta ENT to pay physician and physician assistant compensation and benefits.

      Simultaneous with the acquisition of substantially all of the assets of ENT and Allergy Associates, the physicians at ENT and Allergy Associates entered into employment agreements with PSC Alabama, a wholly owned subsidiary of the Company. The assignment of accounts receivable, realization of revenue, and allocation of costs and expenses are governed by a management services agreement between PSC Alabama and the Company, which is substantially similar to the management services agreement between Atlanta ENT and the Company.

  4.  INITIAL PUBLIC OFFERING

      On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $14,275,000 and were used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, general corporate purposes, and working capital requirements.


  5.  ACQUISITIONS

      Since the IPO, the Company has acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of (i) Allatoona ENT, (ii) Ear, Nose & Throat Specialists, P.C. ("ENT Specialists"), (iii) Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Specialists H&N"), (iv) Northside Ear, Nose & Throat Associates, P.C. ("Northside"), (v) Otolaryngology, Medical, and Surgical Associates, LTD. ("OMSA"), and (vi) Cobb Ear, Nose & Throat Associates, P.C. ("Cobb") and (b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida (collectively, "ENT of South Florida").

      In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $5.0 million in cash, (ii) issued an aggregate of 598,450 shares of common stock (valued at the time of issuance at an aggregate of approximately $4.5 million), (iii) agreed to issue an aggregate of 276,249 additional shares of Common Stock (valued at an aggregate of approximately $2.5 million) to two of the affiliated practices beginning in September 1998,
      (iv) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000, which notes mature in October 2000 and accrue interest at a rate of 5.61% per annum and are convertible into shares of common stock at a conversion price of $10.00 per share, and (v) issued noninterest-bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3.0 million. The contingent notes are payable in shares of common stock, valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares, and the payment of these notes is contingent upon the physicians or practice holding such notes reaching performance targets. In connection with these acquisitions, the Company paid an aggregate of approximately $397,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered by Premier HealthCare.

      In connection with the OMSA acquisition, the physician shareholders of OMSA granted to the Chairman of the Board and President of the Company (or his designee or assignee), the option to acquire all of the ownership interest of such physician shareholders in OMSA in the event that at any time there are less than two shareholders who continue as full time physician-employees of OMSA and those shareholders who remain do not, at the optionee's or management of the Company's sole discretion, control the operations of OMSA in a manner consistent with the requirements of the Management Services Agreement between OMSA and the Company. In order to exercise the option, the optionee or his designee or assignee must at the time of exercise be licensed to practice medicine in the State of Illinois.

  6.  EQUIPMENT

      Equipment at December 31, 1997 and 1996 consisted of the following:

                                                                   1997            1996          USEFUL LIVES
                                                                 ----------      ---------      --------------

       Equipment                                                 $1,132,111      $  21,706      3 to 7 years
       Computer system and software                                 432,157              -      3 years
       Furniture and fixtures                                     1,678,971              -      7 years
       Automobiles                                                   57,548              -      5 years
       Leasehold improvements                                       495,144              -      3 to 5 years
                                                                 ----------      ---------
             Total cost                                           3,795,931         21,706
       Less accumulated depreciation                               (364,224)        (1,809)
                                                                 ----------      ---------
                                                                 $3,431,707      $  19,897
                                                                 ==========      =========


  7.  CREDIT AGREEMENT, SUBORDINATED DEBT, AND NOTES PAYABLE

      On April 30, 1997, the Company closed on a five-year $20 million Credit Agreement (the "Credit Agreement") with NationsBank, N.A. (the "Bank"), with up to $5.0 million of such $20 million available for working capital purposes. Advances under the Credit Agreement will bear interest at either a prime-based rate or a LIBOR-based rate, at the Company's option, with interest-only payments required during the first three years of the credit agreement. Thereafter, in years four and five of the agreement, the term loan commitment will be reduced to $13,333,333 and $6,666,666, respectively. Borrowings under the Credit Agreement are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable and will be secured by acquisition documents in connection with physician practice equity or assets acquired. At December 31, 1997, the Company had no outstanding borrowings under the Credit Agreement.

      The Credit Agreement contains certain restrictive covenants, including, among other things, consent from the Bank related to additional acquisitions and restrictions on additional indebtedness. In addition, the Company must maintain certain financial covenants, including, among others, a minimum current ratio, a minimum tangible net worth, a minimum debt service coverage ratio, and a minimum interest coverage ratio. The Company was in compliance with the debt covenants at December 31, 1997.

      Concurrent with the acquisition of ENT of South Florida (Note 5), the Company issued subordinated convertible promissory notes in the aggregate principal amount of $911,715, which notes mature in October 2000 and accrue interest at a rate of 5.61%. The Notes are convertible into shares of Common Stock at a conversion price of $10.00 per share.

      SHORT-TERM DEBT

      The Company's short-term debt at December 31, 1996 consisted of promissory notes in principal amounts ranging from $20,000 to $170,500 and bearing simple interest at a bank prime rate (8.25% at December 31, 1996). The amounts were repaid in 1997 from the proceeds of the IPO.


  8.  INCOME TAXES

      For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109.

      The following summarizes the components of the income tax provision:


                                                                                   1997          1996
                                                                                 -----------     ----
                Current:
                  Federal                                                        $   868,153     $  -
                  State                                                              155,449        -
                Deferred:
                  Federal                                                            279,108        -
                  State                                                               59,110        -
                                                                                 -----------      ---
                          Provision for income taxes                             $ 1,361,820      $ -
                                                                                 ===========      ===

      The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                                                          1997             1996
                                                                                       ----------       ---------
       Provision computed at the federal statutory rate                                $1,163,411       $(120,564)
       State income taxes, net of federal income tax benefit                              142,573         (14,042)
       Amortization of intangibles                                                         18,116               -
       Nondeductible compensation expense                                                       -         130,260
       Other, net                                                                          43,740          (1,674)
       Change in valuation allowance                                                       (6,020)          6,020
                                                                                       ----------       ---------
                     Provision for income taxes                                        $1,361,820       $       -
                                                                                       ==========       =========

       The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1996 is as follows:


                                                                1997        1996
                                                             ---------    ---------
       Deferred income tax assets:
           Accrued shareholder compensation                  $ 129,433    $       -
           Allowance for doubtful accounts                      10,745            -
           Net operating loss carryforward                           -        6,500
                                                             ---------    ---------
                   Total deferred income tax assets            140,178        6,500
       Deferred income tax liabilities:
           Acquired accounts receivable                       (418,458)           -
           Depreciation and amortization                       (59,938)        (480)
                                                             ---------    ---------
                    Total deferred tax liabilities            (478,396)        (480)
                                                             ---------    ---------
           Valuation allowance                                       -       (6,020)
                                                             ---------    ---------
                    Net deferred income tax liabilities      $(338,218)   $       -
                                                             =========    =========

      The Company had no income tax net operating loss carryforward as of December 31, 1997.

      Management believes that a valuation allowance against deferred income tax assets is not considered necessary at December 31, 1997 based on the Company's earnings history, the projections for future taxable income, and other relevant considerations over the periods during which the deferred tax assets are deductible.

  9.  STOCKHOLDERS' EQUITY

      The Company has authorized 10,000 shares of preferred stock with $1.00 par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1997 and 1996. The board of directors has the authority to issues these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. During the period ended December 31, 1996, the Company declared a .6875 to 1 reverse stock split. All financial information has been restated to reflect for the stock split. In connection with certain stock issuances during 1997 and 1996, the Company recorded a charge to compensation of approximately $48,000 and $343,000, respectively.

10.   STOCK PLANS

      STOCK OPTION PLANS

      In November 1996, the Company adopted two stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Health Care Professionals Stock Option Plan (the "Health Care Professionals Plan").

      The Company may grant options for up to 825,000 shares under two plans, the 1996 Plan and the Health Care Professionals Plan. The Company has granted options for up to

      439,940 and 247,460 shares through December 31, 1997 and 1996, respectively, under the 1996 Plan and has granted options for up to 35,000 and 0 shares under the Health Care Professionals Plan through December 31, 1997 and 1996, respectively. The 1996 Plan and the Health Care Professional Plan options vest over periods ranging from three to five years, and all expire after ten years. A summary of the status of the Company's two stock option plans at December 31, 1997 and 1996 is presented in the table below:


                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                OPTION PRICE        EXERCISE
                                                    SHARES       (PER SHARE)         PRICE
                                                   --------    --------------       --------
       Outstanding at inception (July 31, 1996)           -             $0.00       $  0.00
              Granted                               247,460             $6.80          6.80
              Exercised                                   -               N/A           N/A
              Canceled                                    -               N/A           N/A
                                                   --------    --------------       -------
       Outstanding at December 31, 1996             247,460             $6.80          6.80
              Granted                               227,480     $6.00-$12.125          7.42
              Exercised                                   -                 -          0.00
              Canceled                               (3,000)    $        8.00          8.00
                                                   --------     -------------       -------
       Outstanding as of December 31, 1997          471,940     $6.00-$12.125       $  7.09
                                                   ========     =============       =======


                                                                                   1997          1996
                                                                                --------       -------
                Options exercisable at year-end                                  173,100        67,490
                Weighted average exercise price of options
                  exercisable at year-end                                       $   6.91       $  6.80
                Per share weighted average fair value of options
                  granted during the period                                     $   4.78       $  3.96


      The weighted average remaining contractual life of options outstanding at December 31, 1997 was nine years.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the grant dates for awards under the plans, consistent with the method prescribed by SFAS No. 123, net income(loss) and earnings(loss) per share would have been changed to the pro forma amounts indicated below at December 31, 1997 and 1996:


                                                                                 1997             1996
                                                                              ----------       ---------

                Net income (loss):
                   As reported                                                $2,059,977       $(354,601)
                   Pro forma                                                   1,464,400        (634,924)
                Earnings (loss) per share:
                   Basic:
                     As reported                                              $     0.42       $   (0.64)
                     Pro forma                                                      0.30           (1.15)
                   Diluted:
                     As reported                                                    0.42           (0.64)
                     Pro forma                                                      0.30           (1.15)

      The fair value of the Company's stock options used to compute pro forma net income(loss) and earnings(loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: dividend yield of 0%, expected volatility of 44%, and a risk-free interest rate range of 6%-6.9%, and an expected holding period of seven years.

      1997 EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by the Board of Directors in November 1997, subject to stockholder approval at the Company's 1997 Annual Meeting of Stockholders. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, in order to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. An aggregate of 250,000 shares of the Company's common stock have been reserved for issuance under the Stock Purchase Plan and are available for purchase thereunder.

11.   COMMITMENTS AND CONTINGENCIES

      LITIGATION

      The Company and its affiliated physician groups are insured with respect to medical malpractice risks on a claims-made basis. In the opinion of management, the amount of potential liability with respect to these claims will not materially affect the Company's financial position or results of operations.

      No legal proceedings are currently pending against the Company, and the Company is not aware of any outstanding claims against any of its affiliated practices that would have a material adverse effect on the Company's business, financial condition, or results of operations. The Company and its affiliated practices may be involved from time to time in litigation incidental to their respective businesses.

      EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain executive officers of the Company. The agreements, which are substantially similar, provide for compensation to the officers in the form of annual base salaries. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

      LEASES

      The Company leases equipment and certain medical office facilities under noncancelable operating lease agreements which expire in various years through 2010. Rental expenses under these leases amounted to approximately $1,157,000 and $0 in 1997 and 1996, respectively.

      Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1997:

                                  1998                         $  2,113,431
                                  1999                            1,943,142
                                  2000                            1,596,943
                                  2001                            1,173,892
                                  2002                              971,281
                                  Thereafter                      5,671,620
                                                               ------------
                                                Total          $ 13,470,309
                                                               ============

12.   RELATED-PARTY TRANSACTIONS

      In May 1997, the Company entered into an agreement with Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, pursuant to which Premier HealthCare will assist the Company as a financial adviser in connection with acquisitions and similar transactions. In the event that the Company completes any transaction in which Premier HealthCare performed advisory services, Premier HealthCare will receive a fee equal to (i) its out-of-pocket expenses and (ii) 5% of the initial $1.0 million of Transaction Value, as defined, 4% of the next $1 million of Transaction Value, 3% of the next $1 million of Transaction Value, 2% of the next $1 million of Transaction Value, and 1% of the amount of Transaction Value in excess of $4 million. Pursuant to the agreement, the fee to be paid to Premier HealthCare for a particular transaction will be reduced by any finder's fee payable by the Company, which has been approved by Premier HealthCare, and the aggregate fee to be paid to Premier Healthcare in any given year will be reduced by the product of (i) $5,000 and (ii) the number of months in any year in which the Company's Vice Chairman and Secretary is employed by the Company. So long as the Company's Vice Chairman and Secretary is employed by the Company at his current salary, the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by $60,000. The agreement may be terminated by either party upon 90 days written notice to the other.

      During the year ended December 31, 1997, the Company paid an aggregate of $647,000 to Premier HealthCare consisting of (i) $250,000 for consulting services in connection with the formation of the Company and the reorganization and (ii) $397,000 for consulting services in connection with the acquisition of assets or equity of the additional practices which were acquired during 1997.

      LEASES

      The Company leases one clinical location from the Company's chairman. The lease is for approximately 23,200 square feet and provides for monthly rental payments of approximately $47,000, subject to annual increases. The Company also leases one clinical location from Eastside Physicians Center, L.P., a Georgia limited partnership, of which Company's chairman is a limited partner. The lease is for approximately 3,500 square feet and provides for monthly rental payments of approximately $5,750, subject to annual increases. The future minimum rental commitments related to these two leases is included in Note 11. During 1996, the Company utilized office space of a related party for which no rent or other consideration was charged.


13.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                1997
                                                            FIRST      SECOND        THIRD       FOURTH
                                                            -----      ------        -----       -------
                                                                        (In Thousands,
                                                                     Except Per Share Amounts)

                Revenue                                     $ 239      $4,264       $4,938       $6,119
                Operating income                               20         720          962        1,291
                Net income                                     20         512          664          864
                Basic net income per share                  $0.02      $ 0.09       $ 0.11       $ 0.14
                Diluted net income per share                 0.02        0.09         0.11         0.13
                Weighted average shares outstanding
                  Basic                                       836       5,905        6,207        6,329
                  Diluted                                     865       5,905        6,275        6,658

14.   SUBSEQUENT EVENTS (UNAUDITED)

      On February 1, 1998 the Company acquired the nonmedical practice assets of an office located in DelRay Beach, Florida. This transaction will be accounted for under the purchase method of accounting.

      In March 1998, the Board of Directors adopted an amendment to the 1996 Plan to increase the number of shares of common stock authorized under the 1996 Plan to 1,100,000 shares of the Company's authorized but unissued common stock authorized for issuance pursuant to the grant by the Company of options to officers, directors, employees, consultants, and independent contractors of the Company.