Form 10-K/A
period 1997-12-31
PHYSICIANS SPECIALITY CORP
filed 1998-04-24
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____

                          Commission File No. 1-12759

                          PHYSICIANS' SPECIALTY CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                      58-2251438
-----------------------------------             -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification Number)

1150 Lake Hearn Drive Suite 640, Atlanta, GA                 30342
--------------------------------------------          --------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

See the Exhibit Index hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all executive officers and directors of the Company as a group based upon the number of outstanding shares of Common Stock as of March 23, 1998.

                                                                      PERCENTAGE
                    NAME AND ADDRESS         NUMBER OF SHARES         OF SHARES
                          OF                   BENEFICIALLY          BENEFICIALLY
                   BENEFICIAL OWNER(1)           OWNED(2)              OWNED(2)
                   -------------------           --------              --------
           Ramie A. Tritt, M.D.(3)..........   1,776,441                27.2%
           Gerald R. Benjamin(4)............     303,948                 4.7
           Richard D. Ballard(5)............      99,984                 1.5
           Lawrence P. Kraska(6)............      42,496                   *
           Robert A. DiProva(7).............      67,490                 1.0
           Edward R. Casas, M.D.(8).........       7,500                   *
           Steven L. Posar, M.D.(8).........       7,500                   *
           Sidney Kirschner(8)..............       7,500                   *
           Joseph A. Cohen..................     394,700                 6.1
            c/o The Garnet Group, Inc.
            825 Third Avenue
            New York, NY 10022 (9)
           All executive officers and          2,312,859                34.2%
            directors of the Company as a
            group (8 persons)(10)

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

(3) Includes (i) 1,761,257 shares owned directly by Dr. Tritt, (ii) 12,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days and (iii) 2,684 shares of Common Stock held by Dr. Tritt's mother as custodian for Dr. Tritt's children. Excludes 37,500 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.

(4) Includes (i) 293,948 shares of Common Stock owned by Bock, Benjamin & Co., Partners, L.P. and (ii) 10,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 30,000 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.

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

(9) Based upon information provided by Mr. Cohen in a Schedule 13D filed under the Securities Exchange Act of 1934, as amended, dated January 13, 1998, includes (i) 270,600 shares of Common Stock owned directly by Mr. Cohen and various entities through which Mr. Cohen directly possesses the power to vote or dispose of such shares of Common Stock and (ii) 124,100 shares of Common Stock owned by various individuals and entities through which Mr. Cohen indirectly possesses the power to vote or dispose of such shares of Common Stock. Mr. Cohen disclaims beneficial ownership of certain of such shares of Common Stock.

(10) Includes 254,970 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days. Excludes 337,470 shares of Common Stock issuable upon exercise of options which are not exercisable within 60 days.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHYSICIANS' SPECIALTY CORP.

                                             By:  /s/ Robert A. DiProva
                                                ----------------------------
                                                 Robert A. DiProva
                                                 Executive Vice President and
                                                   Chief Financial Officer


Dated: April 24, 1998