Form 10-Q
period 1998-03-31
PHYSICIANS SPECIALITY CORP
filed 1998-05-11
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         OR

         For the quarterly period ended: March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

Commission file Number: 001-12759

                           Physicians' Specialty Corp.
                      -------------------------------------
                          (Exact Name of Registrant as
                            Specified in its charter)

              Delaware                                      58-2251438
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


                        1150 Lake Hearn Drive, Suite 640
                             Atlanta, Georgia 30342
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404-256-7535
                   ------------------------------------------
              (Registrant's telephone number, including area code)

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

      There are 6,515,863 shares of common stock, par value $.001 per share, outstanding as of May 8, 1998.

                           Physicians' Specialty Corp.
                                      Index

                         Part 1 - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1997
         and March 31, 1998......................................................... 1

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 1997 and 1998......................... 2

         Consolidated Statement of Cash Flows
         for the Three Months Ended March 31, 1997 and 1998......................... 3

         Notes to Consolidated Financial Statements ................................ 4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .............................11

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds..................................16

Item 5.  Other Information..........................................................16

Item 6.  Exhibits and Reports on Form 8-K...........................................18

Part 1: Financial Information
Item 1: Financial Statements

                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                       December 31       March 31
                                                                           1997            1998
                                                                       -----------      -----------
                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 5,351,639      $ 4,739,055
     Accounts receivable, net of allowance for doubtful
     accounts of $261,714 and $342,867 in
     1997 and 1998, respectively                                         9,273,565       11,054,758
     Notes receivable                                                       81,682           80,000
     Prepayments and other                                                 335,650          437,230
                                                                       -----------      -----------
               Total current assets                                     15,042,536       16,311,043

PROPERTY AND EQUIPMENT, net                                              3,431,707        3,850,781
INTANGIBLE ASSETS, net                                                  11,793,777       12,022,772
OTHER ASSETS                                                               330,338          440,065
                                                                       -----------      -----------
               Total Assets                                            $30,598,358      $32,624,661
                                                                       ===========      ===========

                  LIABILITIES AND SHAREHOLDERS ' EQUITY

CURRENT LIABILITIES:
     Due to physicians                                                 $ 1,177,009      $ 1,473,365
     Accounts payable and accrued expenses                               3,057,880        3,441,836
     Deferred income taxes                                                 338,218          367,468
                                                                       -----------      -----------
               Total current liabilities                                 4,573,107        5,282,669
SUBORDINATED SELLER NOTES                                                  911,715          911,715
                                                                       -----------      -----------
                Total liabilities                                        5,484,822        6,194,384
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares authorized;
     issued: 6,503,098 in 1997 and 6,515,863 in 1998                         6,503            6,516
     Additional paid-in capital                                         23,401,657       23,761,644
     Retained earnings                                                   1,705,376        2,662,117
                                                                       -----------      -----------
                Total shareholders' equity                              25,113,536       26,430,277
                                                                       -----------      -----------
                Total liabilities and shareholders' equity             $30,598,358      $32,624,661
                                                                       ===========      ===========



           See accompanying notes to consolidated financial statements

                          PHYSICIAN'S SPECIALTY CORP.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                             1997            1998
                                           --------       ----------
Patient service revenue                    $ 26,361       $  308,955
Capitation Revenue                           55,848        1,165,306
Management fees                             156,742        5,924,270
                                           --------       ----------
   Net revenue                              238,951        7,398,531

Expenses
   Provider claims, wages, benefits         183,505        3,318,927
   General and administrative                32,784        2,257,354
   Depreciation and amortization              2,784          282,789
                                           --------       ----------
Operating Expenses                          219,073        5,859,070

Operating income                             19,878        1,539,461

Other income, net                            13,193           28,900
                                           --------       ----------

Pretax income                                33,071        1,568,361

Provision for income taxes                   12,898          611,620
                                           --------       ----------

   Net income                              $ 20,173       $  956,741
                                           ========       ==========

Earnings per share:

   Basic                                   $   0.02       $     0.15
                                           ========       ==========

   Diluted                                 $   0.02       $     0.14
                                           ========       ==========

Weighted average shares outstanding:

   Basic                                    836,000        6,511,466
                                           ========       ==========

   Diluted                                  865,000        7,033,786
                                           ========       ==========


          See accompanying notes to consolidated financial statements

                           PHYSICIAN'S SPECIALTY CORP.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                      1997                1998
                                                                  ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $     20,173        $   956,741

 Adjustments to reconcile net income, to net cash
 provided by operating activities:
    Depreciation and amortization                                        2,784            282,789
    Compensation expenses                                               48,000                  0
    Increase in accounts receivable                                    (49,339)        (1,729,511)
    Increase in prepayments and other                                  415,588           (101,580)
    Increase in accounts payable and accrued liabilities                 7,755            671,312
                                                                  ------------        -----------

        Total Adjustments                                              424,788           (876,990)
                                                                  ------------        -----------

    Net cash provided by operating activities                          444,961             79,751
                                                                  ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net of cash acquired                           0           (122,624)
    Purchase of property and equipment                                       0           (459,989)
    Increase in other assets                                           (13,256)           (67,454)
                                                                  ------------        -----------
        Net cash used in investing activities                          (13,256)          (650,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs                 15,408,094                  0
    Borrowing under short-term debt                                    170,000                  0
    Repayment of short-term debt                                      (146,364)                 0
    Repayment of long-term debt                                              0                  0
    Deferred offering costs                                                  0            (42,268)
                                                                  ------------        -----------

        Net cash provided by (used in) financing activities         15,431,730            (42,268)
                                                                  ------------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             15,863,435           (612,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         123,540          5,351,639
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 15,986,975        $ 4,739,055
                                                                  ============        ===========



          See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 1998

NOTE 1.  ORGANIZATION

     Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck ("ENT"). The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements. The Company has operations in greater Atlanta, Georgia; Chicago, Illinois; Birmingham, Alabama; and in the South Florida area.

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Comparisons with data for the period ended March 31, 1997 are not meaningful since the Company did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997.

NOTE 3.  REORGANIZATION

         The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and certain liabilities of (i) Atlanta ENT, (ii) ENT & Allergy Associates, (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C. and (v) Ear, Nose & Throat Associates, P.C. (collectively, the "Initial Practices"), and all of the outstanding shares of common stock of the corporations comprising the ENT Networks in March 1997. In connection with the acquisition of assets of the practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of Common Stock (valued at the time of issuance at approximately $24.8 million).

POST REORGANIZATION ACQUISITIONS DURING 1997

    Since the Reorganization and during the fiscal year ended December 31, 1997, the Company acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Allatoona Ear, Nose & Throat Associates, P.C. ("Allatoona ENT"), (ii) Ear Nose & Throat Specialists, P.C., ("ENT Specialists"), (iii) Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C. ("ENT Specialists H&N"), (iv) Northside Ear, Nose & Throat Associates, P.C. ("Northside"), (v) Otolaryngology Medical & Surgical Associates, Ltd. ("OMSA"), (vi) Cobb Ear, Nose & Throat Associates, P.C. ("Cobb") and (b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida.

         In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $5.0 million in cash, (ii) issued an aggregate of 598,450 shares of Common Stock (valued at an aggregate of approximately $4.5 million), (iii) agreed to issue an aggregate of 276,249 additional shares of Common Stock (valued at an aggregate of approximately $2.5 million) to two of the affiliated practices beginning in September 1998, (iv) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000, which notes mature in October 2000 and accrue interest at a rate of 5.61% per annum and are convertible into shares of Common Stock at a conversion price of $10.00 per share and (v) issued non-interest bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3.0 million. The payment of these notes is contingent upon the physicians or practice holding such notes reaching certain performance targets. Substantially all of these contingent notes are payable by the Company, at the Company's option, in shares of Common Stock, valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with these acquisitions, the Company paid an aggregate of approximately $397,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

POST REORGANIZATION ACQUISITIONS THROUGH MARCH 31, 1998

         On February 1, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of James J. Murata M.D., P.A. ("Murata"). In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $90,000 in cash,
(ii) issued an aggregate of 12,765 shares of Common Stock (valued at an aggregate of approximately $120,000), and (iii) agreed to issue an aggregate of 25,530 additional shares of Common Stock (valued at an aggregate of approximately $240,000) beginning in February 1999. In connection with this acquisition, the Company paid approximately $32,000 to Premier HealthCare, for advisory services rendered.

NOTE 4.  INITIAL PUBLIC OFFERING

         On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $14,275,000 and a portion of which were used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and for general corporate purposes and working capital requirements.

NOTE 5.  CREDIT AGREEMENT

         On April 30, 1997, the Company closed on a five year $20.0 million senior acquisition Credit Facility with NationsBank, N.A. (South), with up to $5.0 million of such $20.0 million available for working capital purposes (the "Credit Facility"). Advances under the Credit Facility will bear interest at either a prime-based rate or a LIBOR-based rate, at the Company's option, with interest only payments required during the first three years of the credit agreement. Thereafter, in years four and five of the agreement, the term loan commitment will be reduced to $13,333,333 and $6,666,666 respectively. Borrowings under the credit facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired. As of March 31, 1998 the Company had no outstanding borrowings under the Credit Facility.

NOTE 6.  MANAGEMENT FEE REVENUE

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

                                  Three Months Ended
                                    March 31, 1998
                                  ------------------
                                      (unaudited)
Percentage of affiliated
practice patient service revenue      $1,359,746

Reimbursement of practice
operating expenses                     4,564,524

Total management fee revenue          $5,924,270
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

                      Supplemental System Wide Information


                                              Three months ended
                                                March 31, 1998
                                              ------------------
Supplemental Net Patient Service Revenue:
         Owned Practice                           $   308,955
         Managed Practices                         10,491,185
                                                  -----------
Total Supplemental Patient
     Service Revenue                               10,800,140
Plus:
Capitation Revenue                                  1,165,306
Management Fees                                        38,619
Total Supplemental
                                                  -----------
     System wide Revenue                           12,004,065

Less:
Amounts Retained by
     Physicians Groups                              4,605,534
                                                  -----------
Total Net Revenue                                 $ 7,398,531
                                                  ===========

Comparisons with data for the period ended March 31, 1997 are not meaningful since the Company did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997.

NOTE 7.  INTANGIBLE ASSETS

         The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At March 31, 1998, the amount of such intangible assets was approximately $12,230,000, with accumulated amortization totaling approximately $207,000.

NOTE 8.  AMENDMENT TO 1996 STOCK OPTION PLAN

         In March 1998, the Board of Directors adopted an amendment to the 1996 Stock Option Plan to increase the number of shares of common stock authorized under the plan to 1,100,000 shares of the Company's authorized but unissued common stock authorized for issuance pursuant to the grant by the Company of options to officers, directors, employees, consultants, and independent contractors of the Company.

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 in the quarter ended March 31, 1998 was not material to the Company's financial statements.

         The Emerging Issues Task Force of the FASB has recently issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 would be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company is in the process of analyzing the effect of all its contractual relationships but currently believes that certain contracts would meet the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, which would require the Company to restate its prior period financial statements to conform to such consideration. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, virtually all of its future acquisitions of individual physician practices will continue to be accounted for under the purchase method of accounting.

NOTE 10. PROBABLE PRACTICE ACQUISITIONS

         In March 1998, the Company entered into a non-binding letter of intent relating to the Company's proposed acquisition of substantially all of the tangible assets of Physicians' Domain, Inc., a metropolitan New York based ENT physician practice management company ("Physician's Domain"), along with the stock of corporations that are successors to six ENT physician practices affiliated with Physicians Domain (collectively, "PDI"). Based on the terms of the letter of intent, the aggregate consideration to be paid by the Company in connection with the PDI acquisition, if such transaction is consummated on the terms contemplated, will be approximately $22.5 million consisting of approximately $2.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $16.2 million. The letter of intent provides that the promissory note will bear interest at a rate of 6% per annum, payable quarterly, will be secured by certain fixed assets acquired by the Company in the transaction and will be subordinate to borrowings under the Credit Facility. Pursuant to the proposed terms of the promissory note, approximately $9.2 million of the principal amount of the note will mature five years from the date of issuance and approximately $7.0 million of the principal amount of the note will mature upon the earlier of (i) three days following the closing of a public offering by the Company and (ii) December 31, 1998. In the event the Public Offering (as defined in Note 11) is not consummated prior to the closing of the PDI transaction, the

Company expects to borrow approximately $4.2 million under the Credit Facility to repay approximately $4.2 million of outstanding indebtedness of PDI at the closing of the transaction. The terms of the letter of intent also provide that
(i) the management services agreements to be entered into between the Company and the practices will provide for a fixed management fee of an aggregate of approximately $3.0 million per year, subject to annual increases consistent with the annual percentage increase in the consumer price index after the fifth anniversary of the date of the agreement, (ii) the Company will receive a break-up fee equal to $250,000 in the event the transaction is not consummated on or before June 1, 1998, (iii) the physicians at these practices will have the right to nominate one member to the Board of Directors of the Company and (iv) the Company will pay an additional $500,000, payable in cash or shares of Common Stock at the Company's option, if these practices achieve stipulated performance targets. In addition, the Company has non-binding letters of intent for two other probable practice acquisitions for an aggregate purchase price of $1.6 million., payable in cash, Common Stock and notes, or a combination thereof.

         In May 1998, the Company and PDI entered into a Stock Purchase Agreement relating to the PDI transaction (the "PDI Stock Purchase Agreement"). Although the Company has entered into the PDI Stock Purchase Agreement, the consummation of the PDI transaction is subject to various closing conditions, including the consent of NationsBank, N.A. under the Credit Facility, and there can be no assurances that the transaction can be consummated in a timely manner or at all. The letters of intent for the other probable practice acquisitions are mere statements of intention and each of these probable practice acquisitions is subject to various conditions to closing, including the negotiation and execution of an acquisition agreement related to such potential acquisition. Although the Company expects to complete these acquisitions in the near future, there can be no assurance that any of these acquisitions will be completed on the terms contemplated, as to the terms of such acquisitions or that the Company will be able to integrate any of these probable practice acquisitions, including PDI, into its business. Pursuant to the terms of the PDI Stock Purchase Agreement, in the event the Public Offering is consummated prior to the closing of the PDI transaction, the PDI purchase price will be comprised of approximately $9.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $9.2 million. In addition, the Company will use approximately $9.1 million and $4.2 million of the net proceeds of the Public Offering, respectively, to pay the cash portion of the purchase price of the PDI transaction and to repay approximately $4.2 million of outstanding indebtedness of PDI.

NOTE 11. SUBSEQUENT EVENTS

         In April 1998, the Company filed a registration statement, under the Securities Act of 1933, as amended (the "Act"), with the Securities and Exchange Commission (the "Commission") which was subsequently amended, in connection with the proposed public offering of 2,114,000 shares of the Company's Common Stock, 2,000,000 shares of which are being sold by the Company and 114,000 are being sold by certain selling stockholders of the Company. The proposed public offering is being underwritten by a group of underwriters for which Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and Barington Capital Group, L.P. are acting as representatives (the "Public Offering"). In connection with the Public Offering, the Company has granted the underwriters an option to purchase up to 317,100 additional shares of Common Stock to cover over-allotments, if any. The selling stockholders are certain physicians at practices which are affiliated with the Company, none of whom are officers or directors of the Company. These physicians acquired their shares of Common Stock from the Company in connection with the Company's acquisition of the related practice assets.

    The offering price will be based on the market price of the Company's Common Stock immediately prior to the effective date of the proposed Public Offering. Assuming the Company's proposed affiliation with PDI is consummated on the terms contemplated by the PDI Stock Purchase Agreement, a substantial portion of the proceeds of the Public Offering are intended to be used to pay a substantial portion of the purchase price of the PDI transaction. The remaining proceeds are intended to be used primarily for working capital purposes and for potential future acquisitions.

    In April 1998, the Company also filed a registration statement, under the Act with the Commission which was subsequently amended in connection with the registration of an aggregate of 3,146,514 shares of Common Stock, of which 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, 220,000 shares of Common Stock issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance and 176,514 shares which are issuable in December 1998 in connection with a practice asset acquisition completed in December 1997, which may be sold from time to time by the physician stockholders after issuance (the "Shelf Registration Statement").

    On April 21, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of John
C. Westerkamm M.D., P.A. ("Westerkamm"). In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $250,000 in cash, and (ii) issued a promissory note in the principal amount of $250,000 which note matures in April 2000, accrues interest at a rate of 6.0% per annum, payable quarterly, and is payable at the Company's option, in cash or Common Stock valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with this acquisition, the Company paid approximately $30,000 to Premier HealthCare for advisory services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the descriptions of historical facts contained herin, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's limited operating history; risks associated with combined operations; and risks relating to acquisitions and managing growth; dependence on affiliated physicians; dependence on managed care organizations and risks associated with capitated arrangements, including potential reductions in reimbursement; competition; regulatory risks; risks relating to credit facility and substantial leverage; and other risks.


GENERAL

         The Company is a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. In March 1997, simultaneously with the closing of the Company's IPO, the Company effected the Reorganization in which the Company acquired all of the common stock of the ENT Networks and substantially all of the assets of the Initial Practices. Since the consummation of the Reorganization through May 8, 1998, the Company has acquired substantially all of the assets of four ENT physician practices with ten physicians in the metropolitan Atlanta area, one ENT physician practice with two physicians in North Georgia, one ENT physician practice with four physicians in the metropolitan Chicago area and two ENT physician practices with two physicians in South Florida, as well as the stock and related assets of six professional associations comprising one ENT physician practice group with seven physicians in South Florida. As a result of these acquisitions as of May 8, 1998, the Company was affiliated with 48 physicians, one TMJ specialist and 52 allied health care professionals with 43 clinical offices in Alabama, Florida, Georgia and Illinois and expects to add 30 physicians and 25 allied health care professionals with 17 clinical offices in the New York metropolitan area and South Florida in connection with the Probable Practice Acquisitions.

         The Company's revenue is derived (i) under management services agreements with affiliated practices; (ii) from capitated managed care contracts held by the ENT Networks, wholly-owned subsidiaries of the Company; and (iii) from patient service revenue generated by the Company's wholly owned subsidiary, ENT & Allergy Associates, which directly employs physicians in Birmingham, Alabama.

         Management fees consist of a stipulated percentage of revenue generated by or on behalf of physicians practicing at (non-owned) affiliated practices, along with reimbursement of Practice Expenses (as defined). Capitation revenue consists of fixed monthly payments received by the Company directly from health maintenance organizations ("HMO's") (or payors subcontracting with HMOs). Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians practicing at the Company's wholly-owned subsidiary, ENT & Allergy Associates.

         Operating expenses consist of (i) provider claims, wages and benefits,
(ii) general and administrative expenses and (iii) depreciation and amortization. Provider claims include claims paid or incurred in connection with medical surgical services provided to managed care enrollees covered under the Company's capitated managed care agreements. Wages and benefits include all salary and benefit costs associated with corporate and clinic level personnel. General and administrative expenses include all other corporate and clinic level operating expenses, including real and personal property rent, medical and office supplies, utilities and professional fees. Depreciation and amortization expense includes non-cash charges related to corporate and clinic level equipment depreciation, along with amortization of intangible assets, including the costs of acquisitions in excess of the fair value of tangible and identifiable intangible assets acquired. Depreciation is computed utilizing the straight-line method over lives ranging from three to seven years, while intangible assets are amortized utilizing the straight-line method primarily over a period of 25 years.

         The Company's relationships with its affiliated physicians are set forth in various asset acquisition agreements. The management services agreements, which have a term of 40 years, delineate the responsibilities and obligations of the physician practices and the Company. These agreements provide for the affiliated practices to assign to the Company all of its non-governmental accounts receivable and grant to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement.

         The Company is responsible for the payment of operating expenses of the affiliated physician practices, including salaries and benefits of non-medical employees of the practices, lease obligations for office space and equipment, medical and office supplies, and the non-operating expenses of the affiliated physician practices, including depreciation, amortization and interest. The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated physician practices. In addition, under the management services agreements, the Company retains as a part of its management fee, a stipulated percentage (typically 12.5%) of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice, as payment for the Company's management services and non-allocable costs incurred by the Company attributable to the provision of management services. Contractual allowances are the difference between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under indemnity arrangements, managed care contracts and preferred provider arrangements. The percentage components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future. In connection with the PDI transaction, the Company will enter into management services agreements with the PDI practices which will provide for an aggregate fixed management fee of approximately $3.0 million per year subject to annual increases consistent with the annual percentage increase in the consumer price index after the fifth anniversary of the date of the agreements.

         The Company holds, manages and administers capitated managed care contracts with Cigna HealthCare of Georgia, Inc., United HealthCare of Georgia, Inc., and FPA Medical Management, Inc., which require the Company to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees of these managed care companies in the metropolitan Atlanta area. The Company has contracted with associated physicians, including those at the Company's affiliated practices in Atlanta and North Georgia, to provide substantially all of such medical professional services in exchange for compensation on a discounted fee-for-service basis. At March 31, 1998, the Company's three capitated managed care contracts covered an aggregate of 332,405 enrollees.

         In May 1998, the Company entered into the PDI Stock Purchase Agreement relating to the Company's acquisition of substantially all of the tangible assets of Physicians' Domain, along with the equity of corporations that are successors to six ENT physician practices affiliated with Physicians' Domain.

Upon completion of the PDI transaction, the Company will add 26 physicians and 21 allied health care professionals with 14 clinical offices in the New York metropolitan area. In addition, the Company has non-binding letters of intent for two other probable practice acquisitions. These two ENT physician practices consist of an aggregate of four physicians and four allied health care professionals with three clinical offices in South Florida. Although the Company intends to complete these acquisitions, including PDI, in the near future there can be no assurance that any of these acquisitions will be completed, as to the terms of such acquisitions or that the Company will be able to integrate any of these acquisitions into its business. The purchase price for PDI will be comprised of cash and promissory notes and in the event that any of the other two probable practice acquisitions are completed, the Company expects that the purchase prices will be comprised of cash, promissory notes or shares of Common Stock, or a combination thereof. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

Comparisons with data for the period ended March 31, 1997 are not meaningful since the Company did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997. Accordingly, the Company's results of operations for the three months ended March 31, 1997 only reflect five days of business operating activities.

Revenue. Net revenue was $7,398,531 for the quarter ended March 31, 1998, consisting of $5,924,270 of management fees, $308,955 of patient service revenue and $1,165,306 of capitation revenue.

Operating Expenses. Operating expenses were $5,859,070 or 79.2% of net revenue for the quarter ended March 31, 1998 consisting largely of provider claims, wages and benefits ($3,318,927 or 44.9% of net revenue); general and administrative expense ($2,257,354 or 30.5% of net revenue); and depreciation and amortization expense ($282,789 or 3.8% of net revenue). The Company had 328 employees and 42 clinical locations at March 31, 1998.

Other Income, Net. Other income for the quarter ended March 31, 1998 was $28,900 of interest income, net of immaterial amounts of interest expense.

Income Taxes. Income taxes for the quarter ended March 31, 1998 were provided for at a 39% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilizes capital primarily (i) to acquire assets or equity of physician practices, (ii) to acquire equipment utilized by affiliated practices, (iii) to fund corporate capital expenditures including management information systems and (iv) to fund ongoing corporate working capital requirements.

         At March 31, 1998, the Company had working capital of $11,028,374 which included cash and cash equivalents of $4,739,055.

         Net cash provided by operating activities for the three month period ended March 31, 1998 was $79,751 while cash used in investing activities was $650,067 primarily related to property and equipment additions during the quarter. Cash used in financing activities, specifically deferred offering costs, was $42,268 during the quarter. For the three months ended March 31, 1998, the Company did not remit any estimated income tax payments related to Company pre-tax earnings.

         During the first quarter of 1998, the Company acquired the non-medical assets of one physician practice and paid $90,000 in cash using a portion of the net proceeds received from the Company's IPO in March 1997.

         The Company paid advisory fees in the amount of $32,000 pursuant to an advisory agreement to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary.

         On April 30, 1997 the Company closed on a five year $20.0 million senior acquisition Credit Facility, within NationsBank, N.A. (South) with up to $5.0 million of such $20.0 million available for working capital purposes. Advances under the Credit Facility will be governed by a borrowing base formula and will bear interest, at the Company's option, at either a prime-based rate or a LIBOR-based rate with interest only payments required during the first three years of the agreement. Thereafter, in years four and five of the agreement, the term loan commitment is reduced to $13,333,333 and $6,666,666, respectively. The bank Credit Facility contains affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios including the ratio of funded debt, (as defined in the credit agreement) to earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement); the ratio of funded debt to net worth; the ratio of current assets to current liabilities; and debt service and interest coverage ratios, and sets certain restrictions on investments, mergers and sale of assets. Borrowings under the Credit Facility are secured by the capital stock of the Company's subsidiaries and the Company's accounts receivable, and will be secured by acquisition documents in connection with physician practice equity or assets acquired. As of March 31, 1998, the Company had no outstanding borrowings under the Credit Facility. In April 1998, the Company received a proposal letter from NationsBank, N.A. proposing an increase in the Credit Facility from $20.0 million to $45.0 million of which $25.0 million would be syndicated to other banks, and an amendment to certain of the other terms of the Credit Facility. However, there can be no assurance that the Company will be able to obtain such increase or amendments.

         In connection with certain physician practice acquisitions, the Company issued long-term promissory notes in the aggregate principal amount of $1,162,000, which promissory notes bear simple interest, payable quarterly, at rates ranging from 5.6% to 6.0% per annum, have varying maturity dates, and certain of which are convertible into shares of Common Stock at the option of the holders and certain of which are payable by the Company at the Company's option in shares of Common Stock. The Company also issued various contingent promissory notes in connection with certain physician practice acquisitions in the aggregate principal amount of $3.0 million which are payable only in the event the holders of such notes attain certain performance targets, certain of which notes are payable by the Company, at the Company's option, in shares of Common Stock.

         The Company intends to acquire the assets or equity of additional ENT and related specialty practices and to fund this growth in part with its existing cash resources, the net proceeds of the Public Offering, if consummated, and borrowings under the Credit Facility, as well as through equity and debt issuances. In May 1998, the Company entered into the PDI Stock Purchase Agreement relating to the Company's affiliation with six ENT physician practices associated with Physicians' Domain. Upon completion of the PDI transaction, the Company will add 26 physicians and 21 allied health care professionals with 14 clinical offices in the New York metropolitan area. Based on the terms of the PDI Stock Purchase Agreement, the aggregate consideration to be paid by the Company in connection with the PDI acquisition, if such transaction is consummated, will be $22.5 million consisting of approximately $2.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $16.2 million. The PDI Stock Purchase Agreement provides that the promissory note will bear interest at a rate of 6% per annum, payable quarterly, will be secured by certain fixed assets acquired by the Company in the transaction and will be subordinate to borrowings under the Credit Facility. Pursuant to the terms of the promissory note to be issued in connection with the PDI transaction, approximately $9.2 million of the principal amount of the note will mature five years from the date of issuance and approximately $7.0 million of the principal amount of the note will mature upon the earlier of (i) three days following the closing of a public offering by the Company and (ii) December 31, 1998. In the event the PDI transaction is consummated in a timely manner and the proposed Public Offering is not consummated prior to December 31, 1998, the Company would need to borrow under the Credit Facility or seek additional financings to make the $7.0 million payment under the promissory note. In addition, in the event the Public Offering is not consummated prior to the closing of the PDI transaction, the Company expects to borrow approximately $4.2 million under the Credit Facility to repay approximately $4.2 million of outstanding indebtedness to PDI at the closing of the transaction. Pursuant to the terms of the PDI Stock Purchase Agreement, in the event the Public Offering is consummated prior to the closing of the PDI transaction, the PDI purchase price will be comprised of approximately $9.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $9.2 million. In addition, the Company will use approximately $9.1 million and $4.2 million of the net proceeds of the Public Offering, respectively, to pay the cash portion of the purchase price of the PDI transaction and to repay approximately $4.2 million of outstanding indebtedness of PDI. Pursuant to the terms of the PDI Stock Purchase Agreement, the Company will also pay an additional $500,000, payable in cash or shares of Common Stock at the Company's option, if these practices achieve stipulated performance targets. The Company expects to recognize a non-recurring non-cash charge relating to the restructuring of certain of the operations at PDI, if the transaction is consummated. The Company has not yet determined the extent of the restructuring and therefore, the Company has not yet estimated the amount of such non-cash charge.

         In addition, the Company has non-binding letters of intent for the two other probable practice acquisitions for an aggregate purchase price of approximately $1.6 million. These two ENT physician practices consist of an aggregate of four physicians and four allied health care professionals with three clinical offices in South Florida. The Company will pay approximately $410,000 (net of salary paid to Gerald R. Benjamin by the Company) to Premier HealthCare, an affiliate of Mr. Benjamin, the Company's Vice Chairman and Secretary, for consulting services in connection with these probable practice acquisitions, including PDI, if such transactions are consummated on the terms contemplated. Although the Company expects to complete these acquisitions in the near future, there can be no assurance that any of these acquisitions will be completed, as to the terms of such acquisitions or that the Company will be able to integrate any of these acquisitions into its business. In the event that any of the other two probable practice acquisitions are completed, the Company expects that the purchase price will be comprised of cash, promissory notes, or shares of its common stock, or a combination thereof. The Company is currently evaluating and is in various stages of discussions in connection with the potential acquisition of assets or equity of other additional ENT physician and related specialty practices. However, the Company has no agreements or arrangements with respect to the terms of any other specific acquisitions (other than the probable practice acquisitions, as described herein) and, accordingly, there can be no assurance that any of the acquisitions under evaluation will be completed, as to the terms of any such acquisition or as to the Company's ability to complete future acquisitions.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the acquisition of assets of Murata in February 1998, the Company issued 12,765 shares of Common Stock and agreed to issue an additional 25,530 shares of Common Stock commencing in February 1999.
This transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

         The shares of Common Stock issued in the Company's IPO were registered under a registration statement on Form S-1 (File No. 333-17091) which was declared effective by the Securities and Exchange Commission (the "Commission") on March 20, 1997.

         During the three months ended March 31, 1998 a portion of the net proceeds received from the Company's IPO in March 1998 were used by the Company
(i) to pay $90,000 in cash in connection with the acquisition of the assets of Murata (ii) to pay approximately $32,000 to Premier Healthcare, a corporation of which Gerald R. Benjamin, the Company's Vice Chairman and Secretary, is a principal, for consulting services in connection with the acquisition of assets of Murata and (iii) to purchase, among other things, medical and computer equipment and office furniture in the aggregate amount of approximately $460,000.

ITEM 5.  OTHER INFORMATION

         In March 1998, the Company entered into a non-binding letter of intent relating to the Company's proposed PDI acquisition. Based on the terms of the letter of intent, the aggregate consideration to be paid by the Company in connection with the PDI acquisition, if such transaction is consummated on the terms contemplated, will be approximately $22.5 million consisting of approximately $2.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $16.2 million. The letter of intent provides that the promissory note will bear interest at a rate of 6% per annum, payable quarterly, will be secured by certain fixed assets acquired by the Company in the transaction and will be subordinate to borrowings under the Credit Facility. Pursuant to the proposed terms of the promissory note, approximately $9.2 million of the principal amount of the note will mature five years from the date of issuance and approximately $7.0 million of the principal amount of the note will mature upon the earlier of (i) three days following the closing of a public offering by the Company and (ii) December 31, 1998. In the event the Public Offering is not consummated prior to the closing of the PDI transaction, the Company expects to borrow approximately $4.2 million under the Credit Facility to repay approximately $4.2 million of outstanding indebtedness of PDI at the closing of the transaction. The terms of the letter of intent also provide that
(i) the management services agreements to be entered into between the Company and the practices will provide for a fixed management fee of an aggregate of approximately $3.0 million per year, subject to annual increases consistent with the annual percentage increase in the consumer price index after the fifth anniversary of the date of the agreement, (ii) the Company will receive a break-up fee equal to $250,000 in the event the transaction is not consummated on or before June 1, 1998, (iii) the physicians at these practices will have the right to nominate one member to the Board of Directors of the Company and (iv) the Company will pay an additional $500,000, payable in cash or shares of Common Stock at the Company's option, if these practices achieve stipulated performance targets. In addition, the Company has non-binding letters of intent for two other probable practice acquisitions for an aggregate purchase price of $1.6 million., payable in cash, Common Stock and notes, or a combination thereof.

         In May 1998, the Company and PDI entered into a Stock Purchase Agreement relating to the PDI transaction (the "PDI Stock Purchase Agreement"). Although the Company has entered into the PDI Stock Purchase Agreement, the consummation of the PDI transaction is subject to various closing conditions, including the consent of NationsBank, N.A. under the Credit Facility, and there can be no assurances that the transaction can be consummated in a timely manner or at all. Pursuant to the terms of the PDI Stock Purchase Agreement, in the event the Public Offering is consummated prior to the closing of the PDI transaction, the PDI purchase price will be comprised of approximately $9.1 million in cash, the repayment of approximately $4.2 million of outstanding indebtedness of PDI and the issuance of a promissory note in the principal amount of approximately $9.2 million. In addition, the Company will use approximately $9.1 million and $4.2 million of the net proceeds of the Public Offering, respectively, to pay the cash portion of the purchase price of the PDI transaction and to repay approximately $4.2 million of outstanding indebtedness of PDI.

         In April 1998, the Company filed a registration statement, under the Act with the Commission, which was subsequently amended, in connection with the proposed Public Offering of 2,114,000 shares of the Company's Common Stock, 2,000,000 shares of which are being sold by the Company and 114,000 are being sold by certain selling stockholders of the Company. The proposed Public Offering is being underwritten by a group of underwriters for which Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and Barington Capital Group, L.P. are acting as representatives. In connection with the Public Offering, the Company has granted the underwriters an option to purchase up to 317,100 additional shares of Common Stock to cover over-allotments, if any. The selling stockholders are certain physicians at practices which are affiliated with the Company, none of whom are officers or directors of the Company. These physicians acquired their shares of Common Stock from the Company in connection with the Company's acquisition of the related practice assets.

         The offering price will be based on the market price of the Company's Common Stock immediately prior to the effective date of the proposed Public Offering. Assuming the Company's proposed affiliation with PDI is consummated on the terms contemplated by the PDI Stock Purchase Agreement, a substantial portion of the proceeds of the Public Offering are intended to be used to pay a substantial portion of the purchase price of the PDI transaction. The remaining proceeds are intended to be used primarily for working capital purposes and for potential future acquisitions.

    In April 1998, the Company also filed the Shelf Registration Statement, under the Act with the Commission, which was subsequently amended, in connection with the registration of an aggregate of 3,146,514 shares of Common Stock, of which 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, 220,000 shares of Common Stock issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance and 176,514 shares, which are issuable in December 1998 in connection with a practice asset acquisition completed in December 1997, which may be sold from time to time by the physician stockholders after issuance.

    On April 21, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of Westerkamm. In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $250,000 in cash, and (ii) issued a promissory note in the principal amount of $250,000 which note matures in April 2000, accrues interest at a rate of 6.0% per annum, payable quarterly, and is payable at the Company's option, in cash or Common Stock valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with this acquisition, the Company paid approximately $30,000 to Premier HealthCare for advisory services rendered.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.13(a) 1996 Stock Option Plan, as amended

10.42(a) 1997 Employee Stock Purchase Plan, as amended

10.43    Amendment No.1 to Restated and Amended Lease Agreement dated January 1,
         1998 between Ramie A. Tritt, M.D. and the Registrant as successor in interest to Atlanta ENT(1)

10.44 Amendment dated March 19, 1998 to Agreement dated May 19, 1997 by and between the Registrant and Premier HealthCare(1)

10.45    Amendment No. 1 to Employment Agreement dated as of March 25, 1998 between the Registrant and Gerald R. Benjamin(2)

10.46 Stock Purchase Agreement dated as of May 1, 1998 by and among the Registrant, PSC Acquisition and the other parties named therein.

10.47    Form of Management Services Agreement by and among the ENT Associates,
         LLP, PSC Management and the Registrant.

27       Financial Data Schedule (for SEC use only)



----------------------------

         (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-50419).

(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K on March 24, 1998 reporting information under Item 2.


         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHYSICIANS' SPECIALTY CORP.

DATE  May 11, 1998                           /s/  Robert A. DiProva
      ------------                           -----------------------------------
                                             Robert A. DiProva
                                             Executive Vice President and
                                             Chief Financial Officer