Form 10-Q
period 1998-06-30
PHYSICIANS SPECIALTY CORP
filed 1998-08-14
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: June 30, 1998

           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                         --------------    ----------------
Commission file Number: 001-12759

                           Physicians' Specialty Corp.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

         Delaware                                         58-2251438
------------------------------                ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             1150 Lake Hearn Drive, Suite 640 Atlanta, Georgia 30342
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404-256-7535
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
     ----------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

There were 8,841,359 shares of common stock, par value $.001 per share, outstanding as of August 13, 1998.

                           Physicians' Specialty Corp.
                                      Index

                         Part 1 - Financial Information


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1998
         And December 31, 1997.................................................3

         Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 1998 and 1997.............4

         Consolidated Statements of Cash Flows
         for the Six Months  Ended June 30, 1998 and 1997......................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................11

                             Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................15

                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)





                                                                                June 30,    December 31,
                                                                                  1998          1997
                                                                              -----------   -----------
                                                     ASSETS
           CURRENT ASSETS:
                Cash and cash equivalents                                     $10,607,798   $ 5,351,639
                Accounts receivable, net of allowance for doubtful
                accounts of $457,005 and $261,714 in
                1998 and 1997, respectively                                    16,402,540     9,273,565
                Notes receivable                                                   80,000        81,682
                Prepayments and other                                             751,551       335,650
                                                                              -----------   -----------
                          Total current assets                                 27,841,889    15,042,536

           PROPERTY AND EQUIPMENT, net                                          7,009,294     3,431,707
           INTANGIBLE ASSETS, net                                              23,478,157    11,793,777
           OTHER ASSETS                                                           601,613       330,338
                                                                              -----------   -----------
                          Total Assets                                        $58,930,953   $30,598,358
                                                                              ===========   ===========

                             LIABILITIES AND SHAREHOLDERS ' EQUITY

           CURRENT LIABILITIES:
                Due to physicians                                             $ 2,058,566   $ 1,177,009
                Accounts payable and accrued expenses                           3,985,420     3,057,880
                Deferred income taxes                                             890,093       338,218
                                                                              -----------   -----------
                          Total current liabilities                             6,934,079     4,573,107
           SUBORDINATED SELLER NOTES & DEBENTURE                                7,563,701       911,715
                                                                              -----------   -----------
                           Total liabilities                                   14,497,780     5,484,822
           SHAREHOLDERS' EQUITY:
                Common stock, $.001 par value; 50,000,000 shares authorized
                issued: 8,841,359 in 1998 and 6,503,098 in 1997                     8,842         6,503
                Additional paid-in capital                                     40,638,263    23,401,657
                Retained earnings                                               3,786,068     1,705,376
                                                                              -----------   -----------
                           Total shareholders' equity                          44,433,173    25,113,536
                                                                              -----------   -----------
                           Total liabilities and shareholders' equity         $58,930,953   $30,598,358
                                                                              ===========   ===========

           See accompanying notes to consolidated financial statements

                           PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statement of Operations
                                   (Unaudited)



                                            Three Months Ended             Six Months Ended
                                                   June 30,                     June 30,
                                             1998           1997           1998           1997
                                         -----------    -----------    -----------    -----------

Revenues
     Patient service revenues            $   264,569    $   293,814    $   573,524    $   320,175
     Capitation revenues                   1,145,368      1,301,703      2,310,674      1,357,551
     Management fees                       7,235,132      2,668,918     13,159,402      2,825,660
                                         -----------    -----------    -----------    -----------
                       Net revenue         8,645,069      4,264,435     16,043,600      4,503,386


Expenses
     Provider claims, wages, benefits      3,961,630      2,360,886      7,280,557      2,544,391
     General and administrative            2,562,405      1,089,953      4,819,759      1,122,737
     Depreciation and amortization           403,331         93,771        686,120         96,555
                                         -----------    -----------    -----------    -----------
                   Operating expenses      6,927,366      3,544,610     12,786,436      3,763,683

     Operating income                      1,717,703        719,825      3,257,164        739,703

     Other income -  net                     124,659        119,306        153,559        132,499
                                         -----------    -----------    -----------    -----------

     Pretax income                         1,842,362        839,131      3,410,723        872,202

     Provision for income taxes              718,411        327,261      1,330,031        340,159
                                         -----------    -----------    -----------    -----------

                       Net income        $ 1,123,951        511,870    $ 2,080,692    $   532,043
                                         ===========    ===========    ===========    ===========

Earnings per share:
     Basic                               $      0.15    $      0.09    $      0.29    $      0.15
     Diluted                             $      0.14    $      0.09    $      0.27    $      0.15

Weighted average shares outstanding
       Basic                               7,695,730      5,904,648      7,106,869      3,519,742
       Diluted                             8,240,675      5,904,648      7,640,821      3,519,742


           See accompanying notes to consolidated financial statement.

                           PHYSICIAN'S SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                               June 30
                                                                                    -----------------------------
                                                                                        1998             1997
                                                                                    ------------     ------------
               CASH FLOWS FROM OPERATING ACTIVITIES:

                   Net income                                                       $  2,080,692     $    532,043

                Adjustments to reconcile net income to net cash provided by
                (used in) operating activities:
                   Depreciation and amortization                                         686,120           96,555
                   Compensation expense                                                   32,987           48,000
                   Increase in accounts receivable                                    (3,197,606)         (35,501)
                   Increase in prepayments and other                                    (686,091)         133,144
                   Increase in accounts payable and accrued liabilities                  972,442          674,348
                                                                                    ------------     ------------

                       Total Adjustments                                              (2,192,148)         916,548
                                                                                    ------------     ------------

                   Net cash (used in) provided by operating activities                  (111,456)       1,448,591
                                                                                    ------------     ------------

               CASH FLOWS FROM INVESTING ACTIVITIES:
                   Payment for acquisitions, net of cash acquired                    (10,310,258)               0
                   Purchase of property and equipment                                   (917,354)        (164,322)
                                                                                    ------------     ------------
                       Net cash used in investing activities                         (11,227,612)        (164,322)

               CASH FLOWS FROM FINANCING ACTIVITIES:
                   Issuance of common stock, net of offering costs                    16,520,043       15,408,094
                   Borrowing under short-term debt                                        75,185          170,000
                   Repayment of short-term debt                                                0       (2,258,562)
                   Repayment of long-term debt                                                 0                0
                   Deferred offering costs                                                     0                0
                                                                                    ------------     ------------

                       Net cash provided by financing activities                      16,595,228       13,319,532
                                                                                    ------------     ------------

               NET CHANGE IN CASH AND CASH EQUIVALENTS                                 5,256,159       14,603,891
               CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,351,639          123,540
                                                                                    ------------     ------------
               CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 10,607,798     $ 14,727,341
                                                                                    ============     ============

           See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 1998


NOTE 1.  ORGANIZATION

     Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck ("ENT") and related specialties. The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements. The Company has operations in greater Atlanta, Georgia; Chicago, Illinois; Birmingham, Alabama; the South Florida area and Southern New York and Northern New Jersey.


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


NOTE 3.  REORGANIZATION

     The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and certain liabilities of (i) Atlanta Ear, Nose & Throat Associates, P.C., (ii) ENT & Allergy Associates, Inc. (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C. and (v) Ear, Nose & Throat Associates, P.C. (collectively, the "Initial Practices"), and all of the outstanding shares of common stock of three corporations holding managed care contracts (the "ENT Networks") in March 1997 (the "Reorganization"). In connection with the acquisition of assets of the initial practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of Common Stock (valued at the time of issuance at approximately $24.8 million).

POST REORGANIZATION ACQUISITIONS THROUGH MARCH 31, 1998

     Since the Reorganization, the Company acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Allatoona Ear, Nose & Throat Associates, P.C, (ii) Ear Nose & Throat Specialists, P.C., (iii) Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C., (iv) Northside Ear, Nose & Throat Associates, P.C., (v) Otolaryngology Medical & Surgical Associates, Ltd., (vi) Cobb Ear, Nose & Throat Associates, P.C., (vii) James J. Murata. M.D., P.A. and (b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida.

     In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $5.1 million in cash, (ii) issued an aggregate of 611,215 shares of Common Stock (valued at an aggregate of approximately $4.6 million), (iii) agreed to issue an aggregate of 301,779 additional shares of Common Stock (valued at an aggregate of approximately $2.7 million) to three of the affiliated practices beginning in September 1998, (iv) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000, which notes mature in October 2000 and accrue interest at a rate of 5.61% per annum and are convertible into shares of Common Stock at a conversion price of $10.00 per share and (v) issued non-interest bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3.0 million. The payment of these notes is contingent upon the physicians or practice holding such notes reaching certain performance targets. Substantially all of these contingent notes are payable by the Company, at the Company's option, in shares of Common Stock, valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with these acquisitions, the Company paid an aggregate of approximately $397,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

ACQUISITIONS FROM APRIL 1, 1998 THROUGH JUNE 30, 1998

     During the three month period ended June 30, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) John C. Westerkamm, M.D., P.A. ("Westerkamm"), and (ii) Napoleon G. Bequer, M.D., P.A. ("Bequer"). In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $415,000 in cash, (ii) discharged approximately $260,000 of liabilities, (iii) issued a subordinated convertible promissory note in the principal amount of $250,000 which note matures in April 2000 and accrues interest at a rate of 6.0% per annum and is convertible into shares of Common Stock valued at the average closing price of such Common Stock for the ten trading days, preceding the date of delivery of such shares, (iv) issued an aggregate of approximately 18,000 shares of Common Stock (valued at an aggregate of approximately $163,000), and (v) agreed to issue approximately 18,000 additional shares of Common Stock (valued at an aggregate of approximately $163,000) to one of the affiliated practices beginning in June 1999. In connection with these acquisitions the Company paid an aggregate of approximately $63,300 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

     In addition on May 27, 1998, pursuant to a Stock Purchase Agreement, the Company, through PSC Acquisition Corp., a wholly-owned subsidiary of the Company, acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York based ENT physician practice management company ("Physicians' Domain") and
(ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain employing an aggregate of 20 physicians and 16 allied health care professionals with 11 clinical offices in Southern New York and Northern New Jersey (collectively, "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million , which note matures in May 2003, accrues interest at a rate of 6.0% per annum, payable quarterly, is secured by the fixed assets acquired by the Company in the transaction and is subordinate to senior indebtedness, including borrowings under the Company's credit facility. In addition, the Company will pay an additional $500,000, in cash or shares of Common Stock at the Company's option, if the PDI practices achieve stipulated performance targets. Pursuant to the stock purchase agreement, the physicians at PDI have the right to nominate one member to the Board of Directors of the Company. Steven H. Sacks, M.D., a nominee of the physicians at PDI, was appointed to the Board of Directors of the Company on August 12, 1998. In connection with the PDI transaction, the Company paid approximately $260,000 to Premier HealthCare for advisory services rendered

     The Company also entered into management services agreements with two newly organized ENT practices employing the 20 ENT physicians in connection with the PDI transaction. The management services agreements provide for an aggregate fixed annual management fee of approximately $2.0 million, plus reimbursement of practice operating expenses. Pursuant to the management services agreements, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreements also provide for mutually agreed increases in the fixed management fee upon (i) the management by the Company of ancillary business developed or acquired or (ii) the acquisition of additional physician practices which are merged into the existing PDI practices.

     The Company used a portion of the net proceeds received from the Company's public offering in May 1998 to pay the cash component of and to discharge the indebtedness of PDI assumed by the Company in connection with the PDI transaction.

NOTE 4.  PUBLIC OFFERINGS

     On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $14,275,000 and a portion of which were used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and for general corporate purposes and working capital requirements.

     On May 15, 1998, the Company completed a public offering of 2,050,263 shares of its common stock (i) 2,000,000 of which shares were sold by the Company and (ii) 50,263 of which were sold by certain stockholders of the Company. On May 19, 1998 the Company's underwriters exercised their option to purchase 307,540 additional shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from the offering and exercise of the over-allotment shares were approximately $16,520,000, with approximately $5,400,000 and $3,800,000 respectively, used to pay the cash portion of the purchase price of the PDI transaction and to repay outstanding indebtedness of PDI.

     On May 12, 1998 the Company also completed the registration under the Securities Act of 1933, as amended (the "Act"), of an aggregate of 3,146,514 shares of Common Stock, of which (i) 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, (ii) 220,000 shares of Common Stock are issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance and (iii) 176,514 shares of Common Stock are issuable in December 1998 in connection with a practice asset acquisition completed in December 1997, which may be sold from time to time by the physician stockholders after issuance.

NOTE 5.  MANAGEMENT FEE REVENUE

     The Company records revenue on a management fee basis as derived from physician practices managed by the Company in which a controlling equity ownership interest does not exist. Management fees are composed of (i) a varying percentage of affiliated practice patient service revenue (typically 12.5%),
(ii) a fixed management fee in connection with the PDI affiliation of approximately $2,045,000 per year, subject to certain increases, and (iii) reimbursement of practice operating expenses (excluding compensation to physicians and physician assistants). Management fee revenue earned by the Company is detailed as follows:



                                                             Three Months Ended           Six Months Ended
                                                                    June 30                     June 30
                                                                    -------                     -------
                                                              1998          1997           1998          1997
                                                           ----------    ----------    -----------    ----------
      Percentage of affiliated practice patient service
          revenue and fixed management fee                 $1,856,299    $  618,398    $ 3,216,045    $  729,673

      Reimbursement of practice operating expenses          5,378,833     2,050,520      9,943,357     2,095,987
                                                           ----------    ----------    -----------    ----------


      Total management fee revenue                         $7,235,132    $2,668,918    $13,159,402    $2,825,660
                                                           ==========    ==========    ===========    ==========



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

                      Supplemental System Wide Information


                                                         Three Months Ended            Six Months Ended
                                                               June 30                     June 30
                                                               -------                     -------
                                                         1998          1997           1998          1997
                                                     -----------    ----------    -----------    ----------

        Supplemental Net Patient Service
        Revenue:
                 Owned Practice                      $   264,569    $  293,814    $   573,524    $  320,175
                 Managed Practices                    12,515,482     4,627,267     23,006,667     5,130,842
                                                     -----------    ----------    -----------    ----------
        Total Supplemental Patient
             Service Revenue                          12,780,051     4,921,081     23,580,191     5,451,017
        Plus:
        Capitation Revenue                           $ 1,145,368    $1,301,703    $ 2,310,674    $1,357,551
        Management Fees                                  288,071        39,989        326,690        88,318
                                                     -----------    ----------    -----------    ----------
        Total Supplemental
             System wide Revenue                     $14,213,490    $6,262,773    $26,217,555    $6,896,886

        Less:
        Amounts Retained by
             Physicians Groups                         5,568,421     1,998,338     10,173,958     2,393,500
                                                     -----------    ----------    -----------    ----------
        Total Net Revenue                            $ 8,645,069    $4,264,435    $16,043,600    $4,503,386
                                                     ===========    ==========    ===========    ==========



NOTE 6.  INTANGIBLE ASSETS

     The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At June 30, 1998, the amount of such intangible assets was approximately $23,988,000, with accumulated amortization totaling approximately $510,000.


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 for fiscal 1998 was not material to the Company's financial statements.

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

NOTE 8.  SUBSEQUENT EVENTS

     In July 1998, the Company received notification from CIGNA Healthcare of Georgia, Inc. ("CIGNA") that as a result of the financial issues associated with FPA Medical Management, Inc., ("FPA"), CIGNA was terminating its relationship with FPA and was assuming FPA's responsibility under the agreement effective August 1, 1998 and that the future capitation payments to be received by the Company would be paid by CIGNA beginning with the June 1998 payment.

     In August 1998 the Company received an additional notice from CIGNA stating that FPA, in connection with its bankruptcy filing on July 20, 1998, had obtained a court order from the US Bankruptcy Court prohibiting CIGNA, and other payors, from making any direct payments to physicians or organizations managing capitated managed care contracts for FPA, such as the Company, for services prior to August 1, 1998. As of July 31, 1998 the Company recorded a receivable due from FPA of approximately $24,000. There can be no assurance that such amount will be paid by FPA or CIGNA.

     On July 31, 1998, the Company executed a four year $45.0 million amended and restated syndicated Credit Facility with NationsBank, N.A. as agent and lender and PNC Bank and Rabobank Nederland as lenders, replacing the Company's previous $20 million credit facility. Advances under the Credit Facility will bear interest, at the Company's option, at either a prime-based rate or a LIBOR based rate with interests only payments required until termination of the agreement. Borrowings under the Credit Facility may be used to finance permitted acquisitions and investments, to refinance existing debt, and for working capital and general corporate purposes. Revolving loans under the Credit Facility may be borrowed repaid and reborrowed prior to the termination date of the facility. The Credit Facility contains various affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios or to meet certain financial requirements, including ratios of funded debt and senior funded debt to earnings before interest, taxes, depreciation and amortization; a minimum net worth; and a fixed charge coverage ratio, and sets certain restrictions on investments, acquisitions, mergers and sale of assets. Borrowings under the Credit Facility are secured by the capital stock of the Company's material subsidiaries, the Company's (and such subsidiaries') accounts receivable, and the Company's rights under its management services agreements with physician practice groups. As of August 1998, the Company had no outstanding borrowings under the Credit Facility.


Note 9.

     The Company has calculated its basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:

                                                             Three Months Ended              Six Months Ended
                                                            1998           1997           1998           1998
                                                          ---------      ---------      ---------      ---------
Weighted average number of common
shares outstanding - basic                                7,695,730      5,904,648      7,106,869      3,519,742

Effect of potentially dilutive shares outstanding           431,490             --        431,577             --

Effect of convertible debt                                  113,455             --        102,375             --
                                                          ---------      ---------      ---------      ---------
Weighted average number of common shares
Outstanding - diluted                                     8,240,675      5,904,648      7,640,821      3,519,742
                                                          =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's limited operating history; risks associated with combined operations; and risks relating to acquisitions and managing growth; dependence on affiliated physicians; dependence on managed care organizations and risks associated with capitated arrangements, including potential reductions in reimbursement; risks relating to credit facility and substantial leverage; competition; regulatory risks; and other risks.

GENERAL

     The Company is a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. In March 1997, simultaneously with the closing of the Company's IPO, the Company effected the Reorganization in which the Company acquired all of the common stock of the ENT Networks and substantially all of the assets of the Initial Practices. Since the consummation of the Reorganization through August 7, 1998, the Company has acquired substantially all of the assets of four ENT physician practices with ten physicians in the metropolitan Atlanta area, one ENT physician practice with two physicians in North Georgia, one ENT physician practice with four physicians in the metropolitan Chicago area, and three ENT physician practices with three physicians in South Florida, as well as the stock and related assets of six professional associations comprising one ENT physician practice group with seven physicians in South Florida, and the stock and related assets of three corporations that are successors to three ENT physician practices employing an aggregate of 20 physicians in Southern New York and Northern New Jersey. In addition, the Company acquired substantially all of the tangible assets of Physicians' Doman, a White Plains, New York based ENT physician practice management company. As a result of these acquisitions as of August 13, 1998, the Company was affiliated with 69 physicians, one TMJ specialist and 69 allied health care professionals with 55 clinical offices in Alabama, Florida, Georgia, Illinois, New York and New Jersey.

     The Company's revenue is derived (i) under management services agreements with affiliated practices; (ii) from capitated managed care contracts held by the ENT Networks, wholly-owned subsidiaries of the Company; and (iii) from patient service revenue generated by the Company's wholly owned subsidiary, ENT & Allergy Associates, which directly employs physicians in Birmingham, Alabama.

     Management fees consist of either a stipulated percentage of revenue generated by or on behalf of physicians practicing at (non-owned) affiliated practices or a fixed dollar amount of management fee, along with reimbursement of Practice Expenses (as defined). Capitation revenue consists of fixed monthly payments received by the Company directly from health maintenance organizations ("HMOs") (or payors subcontracting with HMOs) or third party payors. Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians practicing at the Company's wholly-owned subsidiary, ENT & Allergy Associates.

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

     The Company's relationships with its affiliated physicians are set forth in various asset acquisition agreements and management services agreements. The management services agreements, which have a term of 40 years, delineate the responsibilities and obligations of the physician practices and the Company. These agreements provide for the affiliated practices to assign to the

Company all of its non-governmental accounts receivable and grant to the Company the right to collect and retain the proceeds of the accounts receivable for the Company's account to be applied in accordance with the agreement.

     The Company is responsible for the payment of operating expenses of the affiliated physician practices, including salaries and benefits of non-medical employees of the practices, lease obligations for office space and equipment, medical and office supplies, and the non-operating expenses of the affiliated physician practices, including depreciation, amortization and interest. The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated physician practices. In addition, under the management services agreements, the Company retains as a part of its management fee, a stipulated percentage (typically 12.5%) of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice or a fixed dollar amount of management fee, as payment for the Company's management services and non-allocable costs incurred by the Company attributable to the provision of management services. Contractual allowances are the difference between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under indemnity arrangements, managed care contracts and preferred provider arrangements. The percentage components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future.

     The Company holds, manages and administers capitated managed care contracts with Cigna HealthCare of Georgia, Inc. ("CIGNA"), United HealthCare of Georgia, Inc. and FPA Medical Management, Inc. (which contract is being assumed by CIGNA, effective August 1, 1998) which require the Company to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees of these managed care companies in the metropolitan Atlanta area. The Company has contracted with associated physicians, including those at the Company's affiliated practices in Atlanta and North Georgia, to provide substantially all of such medical professional services in exchange for compensation on a discounted fee-for-service basis. At June 30, 1998, the Company's three capitated managed care contracts covered an aggregate of 320,137 enrollees.

     On June 12, 1998, the Company entered into a capitated managed care agreement with The Morgan Health Group, Inc ("Morgan"). Pursuant to the agreement, commencing August 1, 1998, the Company's affiliated physicians in the metropolitan Atlanta area will provide ENT medical and surgical services to enrollees of health care plans which have contracted with Morgan for the provision of medical and surgical services. At June 30, 1998, there were approximately 60,000 enrollees under the agreement with Morgan. Pursuant to the agreement with Morgan, the Company will receive a fixed amount per enrollee per month from Morgan and will compensate each participating physician on discounted fee-for-service basis for providing ENT medical and surgical services to enrollees under the agreement. The initial term of the agreement is for two years and expires in August 2000. Following the initial term, the agreement will automatically be renewed for successive one year periods. The agreement can be terminated by Morgan for cause upon 30 days prior written notice, by the Company upon 45 days prior written notice for non payment of amounts owed to the Company by Morgan, and by either party without cause upon 90 days prior written notice.

Results Of Operations

     Comparisons of the six month period ended June 30, 1998 with data for the six month period ended June 30, 1997 are not meaningful since the Company did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997.

     Revenue. Management fees increased to $7,235,132 for the three months ended June 30, 1998 as compared with $2,668,918 for the same period in 1997, an increase of $4,566,214 or 171%. The increase in management fees is attributable to an increase in the number of physicians affiliated with the Company at June 30, 1998 to 68 as compared with 22 for the same period in 1997 as a result of the Company's acquisitions since the Reorganization. Capitation revenues decreased to $1,145,368 for the three months ended June 30, 1998 as compared with $1,301,703 for the same period in 1997, a decrease of $156,335 or 12%. The decrease in capitation revenues is primarily attributable to a modification by Aetna Health Plans of Georgia ("Aetna") of its delivery system of physician specialty services in the Atlanta market which resulted in the termination of its capitated managed care contracts with each physician specialty group including the Company, effective June 30, 1997. Patient service revenues decreased to $264,569 for the three months ended June 30, 1998 as compared with $293,814 for the same period in 1997, a decrease of $29,245 or 10%. The decrease in patient service revenues is mainly attributable to an increase in contractual adjustments from third party payors in the Birmingham, Alabama market. Such adjustments represent the difference between charges at established rates compared with actual recoverable amounts.

     As a result of the foregoing factors, the Company's net revenue increased to $8,645,069 for the three months ended June 30, 1998 as compared with $4,264,435 for the same period in 1997, an increase of $4,380,634 or 103%.

     On a supplemental basis, patient service revenue generated by physicians who were affiliated with the Company for both periods ended June 30, 1997 and 1998 increased on average approximately 15% per physician.

     Provider claims, wages, and benefits. Provider claims, wages and benefits, increased to $3,961,630 for the three months ended June 30, 1998 as compared with $2,360,886 for the same period in 1997, an increase of $1,600,744 or 68%. The dollar increase in provider claims, wages and benefits was primarily attributable to the addition of non-medical personnel at the Company's affiliated practices required to support the increase in the number of affiliated physician groups managed by the Company. As a percent of net revenue, provider claims, wages and benefits decreased to 45% for the three months ended June 30, 1998 as compared to 55% for the same period in 1997. This decrease was primarily attributable to the increase in net revenue that was greater than the incremental increase in wages and benefits.

     General and administrative. General and administrative expenses increased to $2,562,405 for the three months ended June 30, 1998 as compared with $1,089,953 for the same period in 1997, an increase of $1,472,452 or 135%. This increase was primarily attributable to the to the addition of personnel and greater support costs associated with the Company's rapid expansion since June 30, 1997. As a percent of net revenue, general and administrative expenses increased to 30% for the three months ended June 30, 1998 as compared to 26% for the same period in 1997, as a result of the foregoing factors.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $403,331 for the three months ended June 30, 1998 as compared with $93,771 for the same period in 1997, an increase of $309,560 or 330%. This increase was primarily the result of the amortization of intangible assets associated with the Company's affiliation with physician groups, as well as investments in equipment, leasehold improvements and management information systems. As a percent of net revenue, depreciation and amortization expense increased to 4% for the three months ended June 30, 1998 as compared with 2% for the same period in 1997, as a result of the foregoing factors. The Company believes amortization expense will increase substantially in future periods as a result of the PDI transaction.

     Other Income - net. Other income-net increased to $124,659 for the three months ended June 30, 1998 as compared with $119,306 for the same period in 1997, an increase of $5,353 or 4%. Other income is derived from interest income earned on the short term investment of excess cash and cash equivalents as well as interest charges to affiliated practices for additions to clinical equipment, leasehold improvements and other fixed assets, net of amounts of interest expense related primarily to the subordinated seller notes and debenture. The Company believes interest expense will increase substantially in future periods as a result of the PDI transaction.

     Income Taxes. Income taxes for the quarters ended June 30, 1998 and 1997 were provided for at 39% effective tax rate.

Liquidity and Capital Resources

     The Company utilizes capital primarily (i) to acquire assets or equity of physician practices, (ii) to acquire equipment utilized by affiliated practices,
(iii) to fund corporate capital expenditures including management information systems and (iv) to fund ongoing corporate working capital requirements.

     At June 30, 1998, the Company had working capital of $20,907,810, compared to $10,469,429 at December 31, 1997, an increase of $10,438,381. The increase in working capital was due primarily to an increase in net accounts receivable of $7,128,975, an increase in cash of $5,256,159 primarily as a result of the Company's public offering of Common Stock in May 1998, offset by an increase in accounts payable, accrued expenses and payments to physicians of $1,809,097.

     For the six month period ended June 30, 1998 net cash used in operating activities was $111,456 compared to net cash provided by operating activities of $1,448,591 for the same period in 1997. Net cash used in investing activities for the six months ended June 30, 1998 was $11,229,612 with $10,310,258 expended as cash consideration for acquisitions, including PDI. Net cash provided by financing activities for the six months ended June 30, 1998 was $16,595,227 with $16,520,043 received pursuant to the Company's public offering in May 1998, net of offering costs.

     During the three month period ended June 30, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Westerkamm and (ii) Bequer. In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $415,000 in cash, (ii) discharged approximately $260,000 of liabilities, (iii) issued a subordinated convertible promissory note in the principal amount of $250,000 which note matures in April 2000 and accrues interest at a rate of 6.0% per annum and is convertible into shares of Common Stock valued at the average closing price of such Common Stock for the ten trading days, preceding the date of delivery of such shares, (iv) issued an aggregate of approximately 18,000 shares of Common Stock (valued at an aggregate of approximately $163,000), and (v) agreed to issue approximately 18,000 additional shares of Common Stock (valued at an aggregate of approximately $163,000) to one of the affiliated practices beginning in June, 1999. In connection with these acquisitions, other than PDI the Company paid an aggregate of approximately $63,300 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

     In addition, on May 27, 1998, pursuant to a Stock Purchase Agreement, the Company, through PSC Acquisition Corp., a wholly-owned subsidiary of the Company, acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York based ENT physician practice management company ("Physicians' Domain") and
(ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain employing an aggregate of 20 physicians and 16 allied health care professionals with 11 clinical offices in Southern New York and Northern New Jersey (collectively, "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million , which note matures in May 2003, accrues interest at a rate of 6.0% per annum, payable quarterly, is secured by the fixed assets acquired by the Company in the transaction and is subordinate to senior indebtedness, including borrowings under the Company's credit facility. In addition, the Company will pay an additional $500,000, in cash or shares of Common Stock at the Company's option, if the PDI practices achieve stipulated performance targets. Pursuant to the stock purchase agreement, the physicians at PDI have the right to nominate one member to the Board of Directors of the Company. Steven H. Sacks, M.D., a nominee of the physicians at PDI, was appointed to the Board of Directors of the Company on August 12, 1998. In connection with the PDI transaction, the Company paid approximately $260,000 to Premier HealthCare for advisory services rendered

     The Company also entered into management services agreements with two newly organized ENT practices employing the 20 ENT physicians in connection with the PDI transaction,. The management services agreements provide for an aggregate fixed annual management fee of approximately $2.0 million, plus reimbursement of practice operating expenses. Pursuant to the management services agreements, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreements also provide for mutually agreed increases in the fixed management fee upon (i) the management by the Company of ancillary business developed or acquired or (ii) the acquisition of additional physician practices which are merged into the existing PDI practices.

     The Company used a portion of the net proceeds received from the Company's public offering in May 1998 to pay the cash component of and to discharge the indebtedness of PDI assumed by the Company in connection with the PDI transaction.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The shares of Common Stock issued in the Company's IPO were registered under a registration statement on Form S-1 (File No. 333-17091) which was declared effective by the Securities and Exchange Commission (the "Commission") on March 20, 1997.

     During the three months ended June 30, 1998 a portion of the net proceeds received from the Company's IPO in March 1997 were used by the Company (i) to pay $415,000 in cash in connection with the acquisition of the assets of Westerkamm and Bequer (ii) to discharge $260,000 of liabilities, (iii) to pay approximately $323,300 to Premier Healthcare, an affiliate of the Company's Vice Chairman and Secretary for consulting services in connection with the acquisition of assets of Westerkamm, Bequer and PDI and (iv) to purchase, among other things, medical and computer equipment and office furniture in the aggregate amount of approximately $457,000.


ITEM 5.  OTHER INFORMATION

     In July 1998, the Company received notification from CIGNA Healthcare of Georgia, Inc. ("CIGNA") that as a result of the financial issues associated with FPA Medical Management, Inc., ("FPA") CIGNA was terminating its relationship with FPA and that the future capitation payments to be received by the Company from FPA pursuant to the capitated managed care contract between the Company and FPA would be paid by CIGNA beginning with the June 1998 payment.

     On July 31, 1998, the Company executed a four year $45.0 million amended and restated syndicated Credit Facility with NationsBank, N.A. as agent and lender and PNC Bank and Rabobank Nederland as lenders. Advances under the Credit Facility will bear interest, at the Company's option, at either a prime-based rate or a LIBOR based rate with interest only payments required until termination of the agreement. Borrowings under the Credit Facility may be used to finance permitted acquisitions and investments, to refinance existing debt, and for working capital and general corporate purposes. Revolving loans under the Credit Facility may be borrowed repaid and reborrowed prior to the termination date of the facility. The Credit Facility contains various affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios or to meet certain financial requirements, including ratios of funded debt and senior funded debt to earnings before interest, taxes, depreciation and amortization; a minimum net worth; and a fixed charge coverage ratio, and sets certain restrictions on investments, acquisitions, mergers and sale of assets. Borrowings under the Credit Facility are secured by the capital stock of the Company's material subsidiaries, the Company's (and such subsidiaries') accounts receivable, and the Company's rights under its management services agreements with physician practice groups. As of August 13, 1998, the Company had no outstanding borrowings under the Credit Facility.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.47 Management Services Agreement dated May 27, 1998 among the Registrant, PSC Management Corp. and ENT Associates LLP. (1)

10.48 Management Services Agreement dated May 27, 1998 among the Registrant, PSC Management Corp. and ENT Associates of New Jersey, P.C. (1)

10.49 Termination Letter terminating the Stock Purchase Agreement dated May 22, 1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein. (1)

10.50 Stock Purchase Agreement dated as of May 27, 1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein (superseding the Stock Purchase Agreement dated as of May 1, 1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein and filed as Exhibit 10.40 to he Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998). (1)

10.51 Promissory Note in the Principal Amount of $6,401,986 issued by PSC Acquisition Corp and PSC Management Corp. and guarantied by the Registrant to Kurzman & Kisenberg, LLP as agent for the parties named therein. (1)

10.52 Provider Agreement dated June 12, 1998 by and between the Morgan Health Group, and ENT Center of Atlanta, Inc., a wholly-owned subsidiary of the Registrant.*


27            Financial Data Schedule (for SEC use only)

-------------
              * Confidential treatment has been requested with respect to portions of this exhibit.

              (1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 1998.

(b)   Report on Form 8-K

                  The Registrant filed a Form 8-K on June 8, 1998 reporting information under Item 2.

                  The Registrant filed a Form 8-K/A on August 4, 1998 under Item 7 filing the historical financial Statements of Ear, Nose & Throat Associates, P.C. and pro forma financial Statements of the Registrant as required by Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PHYSICIANS' SPECIALTY CORP.


DATE August 14, 1998                  /s/  Robert A. DiProva
     ----------------                 -----------------------------------------
                                           Robert A. DiProva
                                           Executive Vice President and
                                           Chief Financial Officer