Form 10-Q
period 1998-09-30
PHYSICIANS SPECIALTY CORP
filed 1998-11-16
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1998

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                       Commission file Number: 001-12759

                           Physicians' Specialty Corp.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)

           Delaware                                     58-2251438
-------------------------------              --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 8,975,646 shares of the Registrants' common stock, par value $.001 per share, outstanding as of November 13, 1998.

                           Physicians' Specialty Corp.
                                      Index

                         Part 1 - Financial Information


    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 1998
             and December 31, 1997............................................................    3

             Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 1998
             and 1997.........................................................................    4

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
             1998 and 1997....................................................................    5

             Notes to Consolidated Financial Statements.......................................    6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................   11

                              Part II - Other Information

    Item 2.  Changes in Securities and Use of Proceeds........................................   16

    Item 5.  Other Information................................................................   16

    Item 6.  Exhibits and Reports on Form 8-K.................................................   16

Part 1:  Financial Information
Item 1: Financial Statements


                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                      September 30,     December 31,
                                                                         1998             1997
                                                                         ----             ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 4,798,144      $ 5,351,639
     Accounts receivable, net of allowance for doubtful
     accounts of $683,733 and $261,714 in
     1998 and 1997, respectively                                       15,277,166        9,273,565
     Notes receivable                                                      80,000           81,682
     Prepayments and other                                              1,149,280          335,650
                                                                      -----------      -----------
               Total current assets                                    21,304,590       15,042,536

PROPERTY AND EQUIPMENT, net                                             7,532,013        3,431,707
INTANGIBLE ASSETS, net                                                 24,136,929       11,793,777
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                 5,308,584               --
OTHER ASSETS                                                              314,035          330,338
                                                                      -----------      -----------
               Total Assets                                           $58,596,151      $30,598,358
                                                                      ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Due to physicians                                                $ 1,062,123      $ 1,177,009
     Accounts payable and accrued expenses                              2,904,723        3,057,880
     Deferred income taxes                                                851,701          338,218
                                                                      -----------      -----------
               Total current liabilities                                4,818,547        4,573,107
SUBORDINATED SELLER NOTES                                               7,563,701          911,715
                                                                      -----------      -----------
                Total liabilities                                      12,382,248        5,484,822
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares authorized
     issued: 8,975,646 in 1998 and 6,503,098 in 1997                        8,975            6,503
     Additional paid-in capital                                        41,062,216       23,401,657
     Retained earnings                                                  5,142,712        1,705,376
                                                                      -----------      -----------
                Total shareholders' equity                             46,213,903       25,113,536
                                                                      -----------      -----------
                Total liabilities and shareholders' equity            $58,596,151      $30,598,358
                                                                      ===========      ===========

           See accompanying notes to consolidated financial statements

                           PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statement of Operations
                                   (Unaudited)



                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                    1998            1997             1998             1997
                                                -----------      ----------      -----------      -----------
REVENUES

     Patient service revenues                   $   410,793      $  339,886      $   984,317      $   660,061
     Capitation revenues                          1,208,506       1,135,825        3,519,180        2,493,376
     Management fees                              9,185,413       3,462,249       22,344,815        6,287,909
     Earnings in unconsolidated subsidiary          267,440              --          267,440               --
                                                 ----------      -----------      ----------      -----------
                    Net revenue                  11,072,152       4,937,960       27,115,752        9,441,346


EXPENSES
     Provider claims, wages, benefits             4,868,739       2,436,570       12,149,296        4,980,961
     General and administrative                   3,376,666       1,409,034        8,196,425        2,531,771
     Depreciation and amortization                  519,987         130,166        1,206,107          226,721
                                                -----------      ----------      -----------      -----------
                 Operating expenses               8,765,392       3,975,770       21,551,828        7,739,453

     Operating income (loss)                      2,306,760         962,190        5,563,924        1,701,893

     Other income (expense)                         (83,773)        126,877          69,786          259,376
                                                -----------      ----------      -----------      -----------

     Pretax income (loss)                         2,222,987       1,089,067        5,633,710        1,961,269

     Provision for income taxes                     866,343         424,736        2,196,374          764,895
                                                -----------      ----------      -----------      -----------

                 Net income (loss)              $ 1,356,644         664,331      $ 3,437,336      $ 1,196,374
                                                ===========      ==========      ===========      ===========

Earnings per share:
     Basic earnings per share                   $      0.15      $     0.11      $      0.45      $      0.27
     Diluted earnings per share                 $      0.15      $     0.11      $      0.42      $      0.27

Weighted average shares
     Outstanding
       Basic                                      8,866,514       6,211,618        7,699,863        4,389,746
       Diluted                                    9,298,644       6,279,665        8,199,259        4,457,756


           See accompanying notes to consolidated financial statements

                           PHYSICIAN'S SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                              1998               1997
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  3,437,336       $  1,196,374

 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                            1,206,107            226,721
    Compensation expense                                                        32,987             48,000
    Increase in accounts receivable                                         (2,262,251)          (901,134)
    (Increase) decrease in prepayments and other                              (796,903)            89,482
    Increase  (decrease) in accounts payable and accrued liabilities           605,272         (1,378,133)
                                                                          ------------       ------------

        Total Adjustments                                                   (2,425,332)        (1,915,064)
                                                                          ------------       ------------

    Net cash (used in) provided by operating activities                      1,012,004           (718,690)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net of cash acquired                         (16,721,158)        (1,498,000)
    Purchase of property and equipment                                      (1,494,855)          (284,824)
                                                                          ------------       ------------
        Net cash used in investing activities                              (18,216,013)        (1,782,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs                         16,577,826         15,408,094
    Borrowing under short-term debt                                             72,685            170,000
    Repayment of short-term debt                                                     0         (2,258,562)
    Repayment of long-term debt                                                      0                  0
    Deferred offering costs                                                          0                  0
                                                                          ------------       ------------

        Net cash provided by  financing activities                          16,650,511         13,319,532
                                                                          ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (553,498)        10,818,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,351,639            123,540
                                                                          ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,798,141       $ 10,941,558
                                                                          ============       ============

           See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 1998


NOTE 1.  ORGANIZATION

    Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head and neck ("ENT") and related specialties. The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development and payor contracting services, including the negotiation and administration of capitated arrangements. The Company has operations in greater Atlanta, Georgia; Chicago, Illinois; Birmingham, Alabama; the South Florida area; Southern New York and Northern New Jersey and in metropolitan Cleveland, Ohio.

NOTE 2.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned and unconsolidated subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE 3.  REORGANIZATION

    The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and certain liabilities of (i) Atlanta Ear, Nose & Throat Associates, P.C., (ii) ENT & Allergy Associates, Inc. (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C. and (v) Ear, Nose & Throat Associates, P.C. (collectively, the "Initial Practices"), and all of the outstanding shares of common stock of three corporations holding managed care contracts (the "ENT Networks") in March 1997 (the "Reorganization"). In connection with the acquisition of assets of the Initial Practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of its Common Stock (valued at the time of issuance at approximately $24.8 million).

POST REORGANIZATION ACQUISITIONS THROUGH JUNE 30, 1998

    Since the Reorganization, the Company acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Allatoona Ear, Nose & Throat Associates, P.C, (ii) Ear Nose & Throat Specialists, P.C., (iii) Ear, Nose & Throat Specialists, Head & Neck Surgery, P.C., (iv) Northside Ear, Nose & Throat Associates, P.C., (v) Otolaryngology Medical & Surgical Associates, Ltd., (vi) Cobb Ear, Nose & Throat Associates, P.C., (vii) James J. Murata. M.D., P.A., (viii) John C. Westerkamm, M.D., P.A.,
(ix) Napoleon G. Bequer, M.D., P.A. and (b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida.

    In connection with the acquisition of assets or equity of these practices, the Company (i) paid an aggregate of approximately $5.5 million in cash, (ii) discharged approximately $260,000 of liabilities, (iii) issued an aggregate of 629,171 shares of Common Stock (valued at an aggregate of approximately $4.8 million), (iv) agreed to issue an aggregate of 319,735 additional shares of Common Stock (valued at an aggregate of approximately $2.9 million) to four of the affiliated practices beginning in September 1998, (v) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000, which notes mature in October 2000 and accrue interest at a rate of 5.61% per annum and are convertible into shares of Common Stock at a conversion price of $10.00 per share (vi) issued a subordinated promissory note in the principal amount of $250,000 which note matures in April 2000 and accrues interest at a rate of 6% per annum, (vii) issued non-interest bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3.0 million. The payment of these notes is contingent upon the physicians or practice holding such notes reaching certain performance targets. Substantially all of these contingent notes are payable by the Company, at the Company's option, in shares of Common Stock, valued at the average closing price of the Common Stock for the ten trading days preceding the date of delivery of such shares. In connection with these acquisitions, the Company paid an aggregate of approximately $492,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

      On May 27, 1998, pursuant to a Stock Purchase Agreement, the Company, through PSC Acquisition Corp., a wholly-owned subsidiary of the Company, acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York based ENT physician practice management company ("Physicians' Domain") and (ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain employing an aggregate of 20 physicians and 16 allied health care professionals with 11 clinical offices in Southern New York and Northern New Jersey (collectively, "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million , which note matures in May 2003, accrues interest at a rate of 6.0% per annum, payable quarterly, is secured by the fixed assets acquired by the Company in the transaction and is subordinate to senior indebtedness, including borrowings under the Company's credit facility. In addition, the Company will pay an additional $500,000, in cash or shares of Common Stock at the Company's option, if the PDI practices achieve stipulated performance targets. Pursuant to the stock purchase agreement. The physicians at PDI have the right to nominate one member to the Board of Directors of the Company, Steven H. Sacks, M.D., a nominee of the physicians at PDI, was appointed to the Board of Directors of the Company on August 12, 1998. In connection with the PDI transaction, the Company paid approximately $260,000 to Premier HealthCare for advisory services rendered

      The Company also entered into management services agreements with two newly organized ENT practices employing the 20 ENT physicians in connection with the PDI transaction. The management services agreements provide for an aggregate fixed annual management fee of approximately $2.0 million, plus reimbursement of practice operating expenses. Pursuant to the management services agreements, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreements also provide for mutually agreed increases in the fixed management fee upon (i) the management by the Company of ancillary business developed or acquired or (ii) the acquisition of additional physician practices which are merged into the existing PDI practices.

      The Company used a portion of the net proceeds received from the Company's public offering in May 1998 to pay the cash component of and to discharge the indebtedness of PDI assumed by the Company in connection with the PDI transaction.

ACQUISITIONS FROM JULY 1, 1998 THROUGH SEPTEMBER 30, 1998

         During the three month period ended September 30, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files), of (i) Robert H. Maliner, M.D., P.A., ("Maliner"), and (ii) James R. Leonard, M.D., P.C. ("Leonard").

      In addition, on August 31, 1998, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which the Company is the sole general partner and Atlanta Ear, Nose & Throat Associates, P.C. ("Atlanta ENT"), one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price was paid by the Company (the "Purchase Price"). Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively of the partnership interest in the PSC Partnership; provided that Atlanta ENT has an option to purchase up to 40% of the partnership interest from the Company for an amount equal to the percentage of the PSC Partnership acquired by Atlanta ENT multiplied by the Purchase Price. Atlanta Surgery Center operates three (multi-specialty ambulatory surgery centers, consisting of 14 operating rooms, in the metropolitan Atlanta area. As a result of the transaction, effective July 1, 1998, the PSC Partnership will receive 17.5% of the distributions made by Atlanta Surgery Center and the Company and Atlanta ENT will receive their pro rata share of such distributions based on their ownership interest in the PSC Partnership.

      In connection with the Maliner, Leonard and the Atlanta Surgery Center transactions completed by the Company during the three month period ended September 30, 1998, the Company, (i) paid an aggregate of $5,455,000 in cash,
(ii) issued an aggregate of 34,552 shares of Common Stock of the Company, (iii) agreed to issue an aggregate of 34,552 shares of Common Stock of the Company and
(iv) issued a $150,000 non-interest bearing contingent promissory note which is payable, at the Company's option, in cash or the Company's Common Stock, upon the holder achieving certain performance targets. In connection with these transactions, the

Company paid approximately $219,500 in fees to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

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

    On May 12, 1998 the Company also registered under the Securities Act of 1933, as amended (the "Act"), an aggregate of 3,146,514 shares of Common Stock, of which (i) 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, (ii) 220,000 shares of Common Stock are issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance and (iii) 176,514 shares of Common Stock are issuable in December 1998 in connection with a practice asset acquisition completed in December 1997, which may be sold from time to time by the physician stockholders after issuance.

NOTE 5.  MANAGEMENT FEE REVENUE

    The Company records revenue on a management fee basis as derived from physician practices managed by the Company. Management fees are composed of (i) a varying percentage of affiliated practice patient service revenue (typically 12.5%), (ii) a fixed management fee in connection with the PDI affiliation of approximately $2,045,000 per year, subject to certain increases, and (iii) reimbursement of practice operating expenses (excluding compensation to physicians and physician assistants). Management fee revenue earned by the Company is detailed as follows:



                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                          -------------                   -------------
                                                                       1998            1997            1998           1997
                                                                       ----            ----            ----           ----
      Percentage of affiliated practice patient service
          revenue and fixed management fee                         $2,293,343     $  955,953       $ 5,509,388     $1,685,626

      Reimbursement of practice operating expenses                  6,892,070      2,506,296        16,835,427      4,602,283
                                                                    ---------      ---------        ----------      ---------

      Total management fee revenue                                 $9,185,413     $3,462,249       $22,344,815     $6,287,909
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

                      Supplemental System Wide Information


                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                                   -------------                    -------------
                                               1998            1997             1998             1997
                                               ----            ----             ----             ----
Supplemental Net Patient Service
Revenue:
         Owned Practice                    $   410,793      $  339,886      $   984,317      $   660,061
         Managed Practices                  14,239,478       6,266,398       37,246,145       11,397,240
                                           -----------      ----------      -----------      -----------
Total Supplemental Patient
     Service Revenue                        14,650,271       6,606,284       38,230,462       12,057,301
Plus:
Capitation Revenue                         $ 1,208,506      $1,135,825      $ 3,519,180      $ 2,493,376
Management Fees                                486,349          42,486          813,039          130,804
Earnings in unconsolidated subsidiary          267,440               0          267,440                0
                                           -----------      ----------      -----------      -----------
Total Supplemental
     System wide Revenue                   $16,612,566      $7,784,595      $42,830,121      $14,681,481

Less:
Amounts Retained by
     Physicians Groups                       5,540,414       2,846,635       15,714,369        5,240,135
                                           -----------      ----------      -----------      -----------
Total Net Revenue                          $11,072,152      $4,937,960      $27,115,752      $ 9,441,346
                                           ===========      ==========      ===========      ===========


NOTE 6.  INTANGIBLE ASSETS
    The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At September 30, 1998, the amount of such intangible assets was approximately $24,907,000, with accumulated amortization totaling approximately $770,000.

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

    In March 1998, the Emerging Issues Task Force of the FASB issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 would be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company is in the process of analyzing the effect of all its contractual relationships but currently believes that certain contracts would meet the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, which would require the Company to restate its prior period financial statements to conform to such consideration. The Company anticipates incorporating the provisions of EITF97-2 effective for its year ending December 31, 1998. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, virtually all of its future acquisitions of individual physician practices will continue to be accounted for under the purchase method of accounting.

NOTE 8.  EARNINGS PER SHARE

      The Company has calculated its basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock where exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:


                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
Weighted average number of common
shares outstanding - basic                             8,866,514      6,211,618      7,699,863      4,389,746

Effect of potentially dilutive shares outstanding        312,354         68,047        393,901         68,010


Effect of convertible debt                               119,776             --        105,495             --
                                                       ---------      ---------      ---------      ---------

Weighted average number of common shares
Outstanding - diluted                                  9,298,644      6,279,665      8,199,259      4,457,756
                                                       =========      =========      =========      =========



NOTE 9.  CREDIT AGREEMENT


    On July 31, 1998, the Company closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland (the "Credit Facility"). The Credit Facility replaced the Company's $20 million senior credit facility. Borrowings under the Credit Facility (i) are secured by the assignment to the banks of the Company's stock in all of its subsidiaries and the Company's accounts receivable, including the accounts receivable assigned to the Company by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all subsidiaries (including future subsidiaries) and (iii) restrict the Company from pledging its assets to any other party. Advances under the Credit Facility will be used to fund acquisitions and working capital, will be governed by a borrowing base related primarily to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and will bear interest, at the Company's option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by the Company as an indicator of a company's ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. The Credit Facility contains affirmative and negative covenants which, among other things, require the company to maintain certain financial ratios (including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and the Company's business. As of November 13, 1998, the Company had approximately $3.7 million of borrowings under the Credit Facility.

NOTE 10.  SUBSEQUENT EVENTS

    On October 12, 1998, pursuant to an asset acquisition agreement, the Company completed the acquisition of the assets of Cleveland Ear, Nose and Throat Center, Inc. ("Cleveland ENT"), a ten physician ENT physician practice with eight allied health care professionals and eight clinical offices in metropolitan Cleveland, Ohio. Cleveland ENT had previously been affiliated with MedPartners, Inc. ("MedPartners"). In connection with the transaction, the Company entered into an amended and restated Clinic

Services Agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the MedPartners/Cleveland ENT Clinic Services Agreement. The Company is discussing modifying the percentage of net income arrangement consistent with the Company's historical practices. In connection therewith, the Company has granted Cleveland ENT a one time option, which expires on December 15, 1998, to unwind the transaction with the Company as of December 31, 1998 and repurchase all Cleveland ENT non-medical assets acquired by the Company for a total cash purchase price equal to the price paid by the Company to MedPartners for such assets, plus amounts invested by the Company in Cleveland ENT.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's limited operating history; risks associated with combined operations; and risks relating to acquisitions and managing growth; dependence on affiliated physicians; dependence on managed care organizations; risks associated with capitated arrangements, including potential reductions in reimbursement; competition; regulatory risks; risks relating to credit facility and substantial leverage; and other risks.

GENERAL

    The Company is a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. In March 1997, simultaneously with the closing of the Company's IPO, the Company effected the Reorganization in which the Company acquired all of the common stock of the ENT Networks and substantially all of the assets of the Initial Practices. Since the consummation of the Reorganization through November 3, 1998, the Company has acquired substantially all of the assets of (i) four ENT physician practices with ten physicians in the metropolitan Atlanta area, (ii) one ENT physician practice with two physicians in North Georgia, (iii) one ENT physician practice with four physicians in the metropolitan Chicago area, (iv) four ENT physician practices with five physicians in South Florida, and (v) one ENT physician practice with ten physicians in the metropolitan Cleveland, Ohio area. In addition, the Company has acquired (i) the stock and related assets of six professional associations comprising one ENT physician practice group with seven physicians in South Florida, and (ii) the stock and related assets of three corporations that are successors to three ENT physician practices employing an aggregate of 20 physicians in Southern New York and Northern New Jersey. The Company also acquired substantially all of the tangible assets of Physicians' Domain, a White Plains, New York based ENT physician practice management company and a 17.5% equity interest in 3 ambulatory surgery centers containing 14 operating rooms. As a result of these acquisitions as of November 3, 1998, the Company was affiliated with 81 physicians, one TMJ specialist and 79 allied health care professionals with 66 clinical offices in Alabama, Florida, Georgia, Illinois, New York, New Jersey and Ohio.

    The Company's revenue is derived (i) under management services agreements with affiliated practices; (ii) from capitated managed care contracts held by the ENT Networks, wholly-owned subsidiaries of the Company; (iii) from patient service revenue generated by the Company's wholly owned subsidiary, ENT & Allergy Associates, which directly employs physicians in Birmingham, Alabama; and (iv) from earnings from the Company's unconsolidated subsidiary determined on the equity basis of accounting.

    Management fees consist of either a stipulated percentage of revenue generated by or on behalf of physicians practicing at (non-owned) affiliated practices, a fixed dollar amount of management fee or a stipulated percentage of practice income before physician compensation, along with reimbursement of Practice Expenses (as defined). Capitation revenue consists of fixed monthly payments received by the Company directly from health maintenance organizations ("HMOs") (or payors subcontracting with HMOs) or third party payors. Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians practicing at the Company's wholly-owned subsidiary, ENT & Allergy Associates.

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

    The Company is responsible for the payment of operating expenses of the affiliated physician practices, including salaries and benefits of non-medical employees of the practices, lease obligations for office space and equipment, medical and office supplies, and the non-operating expenses of the affiliated physician practices, including depreciation, amortization and interest. The Company pays for all such expenses directly out of the proceeds of the accounts receivable assigned to the Company by the affiliated physician practices. In addition, under the management services agreements, the Company retains as a part of its management fee, a stipulated percentage (typically 12.5%) of all revenues (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice, a fixed dollar amount of management fee or a stipulated percentage of practice income before physician compensation, as payment for the Company's management services and non-allocable costs incurred by the Company attributable to the provision of management services. Contractual allowances are the difference between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under indemnity arrangements, managed care contracts and preferred provider arrangements. The percentage components of the management fee to be retained by the Company under future management services agreements will be determined based upon negotiations between the Company and future affiliating practices and may vary significantly in the future.

    The Company holds, manages and administers capitated managed care contracts with Cigna HealthCare of Georgia, Inc. ("CIGNA"), United HealthCare of Georgia, Inc. ("United"), and The Morgan Health Group, Inc. ("Morgan"), which require the Company to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees of these managed care companies in the metropolitan Atlanta area. The Company has contracted with associated physicians, including those at the Company's affiliated practices in Atlanta and North Georgia, to provide substantially all of such medical professional services in exchange for compensation on a discounted fee-for-service basis. At September 30, 1998, the Company's three capitated managed care contracts covered an aggregate of 347,390 enrollees.

    In September 1998, the Company entered into an exclusive specialty provider contract with United HealthCare of Alabama, Inc. covering approximately 80,000 commercial and Medicare members of United HealthCare of Alabama, Inc., in the Birmingham, Alabama, metropolitan area. United HealthCare of Alabama, Inc. will pay Alabama ENT on a prepaid basis for the provision of such services. Additionally, the contract provides for the expansion of the exclusive prepaid arrangement into other United HealthCare of Alabama, Inc., markets throughout Alabama. The contract, effective October 1, 1998, has an initial term of two (2) years and automatically renews for successive one (1) year terms thereafter upon the mutual agreement of the parties.

RESULTS OF OPERATIONS

      Comparisons of the nine month period ended September 30, 1998 with data for the nine month period ended September 30, 1997 are not meaningful since the Company did not commence business operations until the closing of the reorganization and its IPO on March 26, 1997.

      Revenue. Management fees increased to $9,185,413 for the three months ended September 30, 1998 as compared with $3,462,249 for the same period in 1997, an increase of $5,723,164 or 165%. The increase in management fees is primarily attributable to an increase in the number of physicians affiliated with the Company at September 30, 1998 to 82 as compared with 33 for the same period in 1997 as a result of the Company's acquisitions since the Reorganization. Capitation revenues increased to $1,208,506 for the three months ended September 30, 1998 as compared with $1,135,825 for the same period in 1997, an increase of $72,681 or 6%. The increase in capitation revenues is primarily attributable to an increase in the aggregate number of enrollees to approximately 347,000 at September 30, 1998, an increase of approximately 6%. Patient service revenues increased to $410,743 for the three months ended September 30, 1998 as compared with $339,886 for the same period in 1997, an increase of $70,907 or 20.1%. The increase in patient service revenues is primarily attributable to an increase in the aggregate number of patient office visits and surgeries performed during the three months period ended September 30, 1998 as compared with the same period in 1997.

      For the three month period ended September 30, 1998, the Company recorded as revenue earnings from its 17.5% equity interest in Atlanta Surgery Center in the amount of $267,440.

      On a supplemental basis, patient service revenue generated by physicians who were affiliated with the Company for both periods ended September 30, 1997 and 1998 increased on average approximately 2% per physician.

      As a result of the foregoing factors, the Company's net revenue increased to $11,072,152 for the three months ended September 30, 1998 as compared with $4,937,960 for the same period in 1997, an increase of $6,134,192 or 124%.

      Provider claims, wages, and benefits. Provider claims, wages and benefits, increased to $4,868,739 for the three months ended September 30, 1998 as compared with $2,436,570 for the same period in 1997, an increase of $2,432,169 or 99%. The dollar increase in provider claims, wages and benefits was primarily attributable to the addition of non-medical personnel at the Company's affiliated practices required to support the increase in the number of affiliated physician groups managed by the Company. As a percent of net revenue, provider claims, wages and benefits decreased to 44% for the three months ended September 30, 1998 as compared to 49% for the same period in 1997. This decrease was primarily attributable to the increase in net revenue that was greater than the incremental increase in wages and benefits.

      General and administrative. General and administrative expenses increased to $3,376,666 for the three months ended September 30, 1998 as compared with $1,409,034 for the same period in 1997, an increase of $1,967,632 or 140%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid expansion since September 30, 1997. As a percent of net revenue, general and administrative expenses increased to 30% for the three months ended September 30, 1998 as compared to 29% for the same period in 1997, as a result of the foregoing factors.

      Depreciation and Amortization. Depreciation and amortization expenses increased to $519,987 for the three months ended September 30, 1998 as compared with $130,166 for the same period in 1997, an increase of $389,821 or 300%. This increase was primarily the result of the increases in intangible assets resulting from additional acquisitions and resulting increases in amortization of intangible assets associated with the Company's affiliation with physician groups, as well as investments in equipment, leasehold improvements and management information systems. As a percent of net revenue, depreciation and amortization expense increased to 5% for the three months ended September 30, 1998 as compared with 3% for the same period in 1997, as a result of the foregoing factors.

      Other Income (expense). Other expense for the three months ended September 30, 1998 was $83,773 and is derived from interest income earned on the short term investment of excess cash and cash equivalents which was offset by (i) interest charges to affiliated practices for additions to clinical equipment, leasehold improvements and other fixed assets and (ii) interest expense related primarily to the subordinated seller notes and the commitment fee in conjunction with the $45 million senior credit facility. Other income for the three months ended September 30, 1997 was $126,877 and is derived from interest income earned on the short term investment in cash and cash equivalents of the IPO proceeds, net of amounts of immaterial interest expense.

      Income Taxes. Income taxes for the quarters ended September 30, 1998 and 1997 were provided for at 39% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company utilizes capital primarily (i) to acquire assets or equity of physician practices, (ii) to acquire equipment utilized by affiliated practices,
(iii) to fund corporate capital expenditures including management information systems and (iv) to fund ongoing corporate working capital requirements.

      At September 30, 1998, the Company had working capital of $16,486,043, compared to $10,469,429 at December 31, 1997, an increase of $6,016,614. The increase in working capital was due primarily to an increase in net accounts receivable of $6,003,601.

      For the nine month period ended September 30, 1998 net cash provided by operating activities was $1,012,004 compared to net cash used in operating activities of $718,690 for the same period in 1997. Net cash used in investing activities for the nine months ended September 30, 1998 was $18,216,013 with $16,577,826 expended as cash consideration for acquisitions. Net cash provided by financing activities for the nine months ended September 30, 1998 was $16,650,511 with $16,577,826 received pursuant to the Company's public offering in May 1998, net of offering costs.

      During the three month period ended September 30, 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) Maliner, (ii) Leonard, and (iii) acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center. In connection with the acquisition of assets of Maliner, Leonard and limited partnership interest, the Company (i) paid an aggregate of $5,455,000 in cash,
(ii) issued an aggregate of 34,552 shares of Common Stock of the Company, (iii) agreed to issue an aggregate of 34,552 shares of Common Stock of the Company and
(iv) issued a $150,000 non-interest bearing contingent promissory note which is payable at the Company's option, in cash or the Company's Common Stock, upon the holder achieving certain performance targets. In connection with these transactions, the Company paid approximately $219,500 in fees to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary, for advisory services rendered.

      On October 12, 1998, pursuant to an asset acquisition agreement, the Company completed the acquisition of the assets of Cleveland ENT, a ten physician ENT physician practice with eight allied health care professionals and eight clinical offices in metropolitan Cleveland, Ohio. Cleveland ENT had previously been affiliated with MedPartners. In connection with the transaction, the Company entered into an amended and restated Clinic Services Agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the MedPartners/Cleveland ENT Clinic Services Agreement. The Company is discussing modifying the percentage of net income arrangement consistent with the Company's historical practices. In connection therewith, the Company has granted Cleveland ENT a one time option, which expires on December 15, 1998, to unwind the transaction with the Company as of December 31, 1998 and repurchase all Cleveland ENT non-medical assets acquired by the Company for a total cash purchase price equal to the price paid by the Company to MedPartners for such assets, plus amounts invested by the Company in Cleveland ENT. In connection with this transaction, the Company borrowed approximately $3.7 million under the Company's Credit Facility and used a portion of the net proceeds received from the Company's public offering in May 1998.

      Several multi-specialty companies in the physician practice management ("PPM") industry have recently announced that they will be discontinuing PPM activities or will be divesting certain assets related to physician practice management. The Company believes that as a result of this and other market conditions, there has been and will continue to be a decrease in acquisition activity in the PPM industry which will likely affect the Company. As a result, the Company believes that it and other PPM companies may see a slow down in revenue growth attributable to acquisitions. As previously announced, the Company intends to focus its efforts on ancillary service development, practice acquisitions in the Company's existing markets and enhancing the operations of affiliated practices. The Company also intends to continue to pursue new market acquisitions on a highly selective basis. There are additional factors, such as health care and government regulation and general economic conditions which may also affect the PPM industry. As a result of these and other conditions, there can be no assurance that acquisition opportunities will be available to the Company or that the Company will be able to consummate future acquisitions.


YEAR 2000

      The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or miscalculations which could disrupt the Company's operations and adversely affect its cash flows and results of operations.

      The Company recognizes the importance of the Year 2000 issue and has given it high priority. The Company's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying products and information technology ("IT") systems and non-IT systems so that such systems and software will perform as intended and information and dates can be processed with expected results ("Year 2000 Compliant"). The scope of the Company's compliance efforts include (i) identifying and assessment of risks, including the risks of non-compliance by third parties, (ii) development of remediation and contingency plans, (iii) implementation and (iv) testing. The Company has not yet determined the extent of contingency planning that may be required.

      There are three major IT system applications that the Company relies upon to process transactions and provide information for managing its operations. These applications have been identified as follows:

      -     Accounting and financial reporting system
      -     Practice management billing and accounts receivable systems
      -     Capitated claims processing and reporting system

      Accounting and financial reporting system - During 1998 the Company fully implemented the Great Plains accounting and financial reporting software applications at all of its affiliated practices, its subsidiaries and its corporate locations. The Great Plains accounting package has been modified and tested and is Year 2000 compliant.

      Practice management billing and accounts receivable systems - The Company's affiliated practices currently utilize software packages which were developed by large third party software development companies such as Medic, Medical Manager, Verysis and Reynolds & Reynolds. The Company has been in contact with all of these companies and believes that all Year 2000 compliant modified programs will be fully tested and implemented by the Company and its affiliates during the first quarter of 1999.

      Capitated claims processing and reporting system - The Company has developed internally a capitated claims processing and reporting system which is Year 2000 compliant.

      The Company is also highly dependent on receiving payments from third party payors for capitated fees and for insurance reimbursement for claims submitted by its affiliated practices, and as such, the ability of such payors to process claims submitted by affiliated practices accurately and timely, constitutes a significant risk to the Company's cash flow and could materially adversely affect the Company's operations. The Company and its affiliated practices have been or will be in communication with these payors to insure that these payors will be Year 2000 Compliant and will be able to process claims uninterrupted. However, there can be no assurance that such third party payors will be Year 2000 Compliant.

      Like virtually every company, the Company is at risk for the failure of major infrastructure providers to adequately address potential Year 2000 problems. The Company is highly dependent on a variety of public and private infrastructure providers to conduct its business. Failures of banking systems, basic utility providers, telecommunication providers and other services to achieve Year 2000 compliance, could have a material adverse effect on the ability of the Company and its affiliated practices to conduct business. While the Company is aware of these risks, a complete assessment of all such risks is beyond the scope of the Company's Year 2000 project or ability to address.

      Through September 30, 1998, the Company has incurred costs of approximately $125,000 related to the Year 2000 issue. The Company does not anticipate that it will incur any additional material costs associated with addressing Year 2000 issues.

      The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to:
(i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems; (iii) unanticipated failures in its IT and non-IT systems; and
(iv) the planning and Year 2000 compliance success that third-parties attain.

      The Company cannot determine the impact of these potential developments on the current estimate of probable costs of making its products and IT and non-IT systems Year 2000 Compliant. Accordingly, the Company is not able to estimate its possible future costs beyond the current estimates of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the Company of making its products and IT and non-IT systems Year 2000 Compliant. Such revisions in costs could have a material adverse impact on the Company's results of operations in the quarterly period in which they are recorded. Although the Company considers it unlikely, such revisions could also have a material adverse effect on the business, financial condition or results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 1998, the Company granted options to purchase 33,000 shares of Common Stock under the Company's 1996 Health Care Professionals Stock Option Plan.


ITEM 5.     OTHER INFORMATION

      On October 12, 1998, pursuant to an asset acquisition agreement, the Company completed the acquisition of the assets of Cleveland ENT, a ten physician ENT physician practice with eight allied health care professionals and eight clinical offices in metropolitan Cleveland, Ohio. Cleveland ENT had previously been affiliated with MedPartners. In connection with the transaction, the Company entered into an amended and restated Clinic Services Agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the MedPartners/Cleveland ENT Clinic Services Agreement. The Company is discussing modifying the percentage of net income arrangement consistent with the Company's historical practices. In connection therewith, the Company has granted Cleveland ENT a one time option, which expires on December 15, 1998, to unwind the transaction with the Company as of December 31, 1998 and repurchase all Cleveland ENT non-medical assets acquired by the Company for a total cash purchase price equal to the price paid by the Company to MedPartners for such assets, plus amounts invested by the Company in Cleveland ENT. In connection with this transaction, the Company borrowed approximately $3,700,000 under the Company's credit facility and used a portion of the net proceeds received from the Company's public offering in May 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.53 Amended and Restated Credit Agreement dated as of July 31, 1998 by and among the Registrant, as borrower, and the financial institutions party thereto.

10.54 Network Agreement dated October 1, 1998 between United HealthCare of Alabama, Inc. and Alabama ENT Center, Inc.*

10.55 Amended and Restated Clinic Services Agreement date October 1, 1998 by and among Cleveland Ear, Nose and Throat Center, Inc., PSC Management Corp. and the Registrant.

27             Financial Data Schedule (for SEC use only)

-------------------
* Confidential treatment has been requested with respect to portions of this exhibit.


(b)      Report on Form 8-K

      The Registrant filed a Form 8-K on October 28, 1998 reporting information under Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PHYSICIANS' SPECIALTY CORP.


DATE  November 16, 1998                      /s/  Robert A. DiProva
      -----------------                ----------------------------------------
                                          Robert A. DiProva
                                          Executive Vice President and
                                          Chief Financial Officer