Form 10-Q/A
period 1998-06-30
PHYSICIANS SPECIALTY CORP
filed 1998-11-24
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1998

     OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                       Commission file Number: 001-12759

                          Physicians' Specialty Corp.
                          ---------------------------
             (Exact Name of Registrant as Specified in its charter)

              Delaware                                   58-2251438
              --------                                   ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

1150 Lake Hearn Drive, Suite 640 Atlanta, Georgia 30342
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

404-256-7535
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

N/A
-------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                Yes X     No
                                    --       --


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 8,841,359 shares of the Registrants' common stock, par value $.001 per share, outstanding as of August 13, 1998.

Item 4.    Submission of Matters to a Vote of Security Holders.

           At an annual stockholders meeting held on June 3, 1998, the following matters were approved: 1) election of six directors, 2) approval and ratification of the Company's 1997 Employee Stock Purchase Plan, pursuant to which 250,000 shares of Common Stock are reserved for issuance, 3) approval and ratification of an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 550,000 to 1,100,000 and 4) the appointment of Arthur Andersen LLP as the independent accountants of the Company.

           The respective vote tabulations are detailed below:



Proposal 1 Directors          For                 Withhold Authority
--------------------          ---                 ------------------

Ramie A. Tritt, M.D.          4,741,851                  9,505
Richard D. Ballard            4,745,181                  6,175
Gerald R. Benjamin            4,741,426                  9,930
Edward R. Casas, M.D.         4,745,756                  5,600
Sidney Kirschner              4,740,351                 11,005
Steven L. Posar, M.D.         4,745,756                  5,600




Proposal 2                    For                 Against        Abstentions
----------                    ---                 -------        -----------

1997 Employee Stock
Purchase Plan                 3,495,678           21,725         27,066





Proposal 3                    For                 Against        Abstentions
----------                    ---                 -------        -----------

Amendment to the Company's
1996 Stock Option Plan        3,384,166           80,110         80,193





Proposal 4                    For                 Against        Abstentions
----------                    ---                 -------        -----------

Reappointment of
Arthur Andersen LLP           4,726,290           4,200          20,866


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PHYSICIANS' SPECIALTY CORP.


DATE November 24, 1998                 /s/  Robert A. DiProva
     -----------------                 -------------------------------------
                                       Robert A. DiProva Executive Vice
                                       President and Chief Financial Officer