Form 10-Q/A
period 1998-09-30
PHYSICIANS SPECIALTY CORP
filed 1998-12-01
CIK 1027429

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


           See accompanying notes to consolidated financial statements

                           PHYSICIAN'S SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                              1998               1997
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  3,437,336       $  1,196,374

 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                            1,206,107            226,721
    Compensation expense                                                        32,987             48,000
    Increase in accounts receivable                                         (2,262,251)          (901,134)
    (Increase) decrease in prepayments and other                              (796,903)            89,482
    Increase  (decrease) in accounts payable and accrued liabilities          (605,272)        (1,378,133)
                                                                          ------------       ------------

        Total Adjustments                                                   (2,425,332)        (1,915,064)
                                                                          ------------       ------------

    Net cash (used in) provided by operating activities                      1,012,004           (718,690)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net of cash acquired                         (16,721,158)        (1,498,000)
    Purchase of property and equipment                                      (1,494,855)          (284,824)
                                                                          ------------       ------------
        Net cash used in investing activities                              (18,216,013)        (1,782,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of offering costs                         16,577,826         15,408,094
    Borrowing under short-term debt                                             72,685            170,000
    Repayment of short-term debt                                                     0         (2,258,562)
    Repayment of long-term debt                                                      0                  0
    Deferred offering costs                                                          0                  0
                                                                          ------------       ------------

        Net cash provided by  financing activities                          16,650,511         13,319,532
                                                                          ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (553,498)        10,818,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,351,639            123,540
                                                                          ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,798,141       $ 10,941,558
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



                                       PHYSICIANS' SPECIALTY CORP.


DATE  December 1, 1998                       /s/  Robert A. DiProva
      ----------------                 ----------------------------------------
                                          Robert A. DiProva
                                          Executive Vice President and
                                          Chief Financial Officer