Form 10-K
period 1998-12-31
PHYSICIANS SPECIALTY CORP
filed 1999-03-31
CIK 1027429

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NO. 1-12759

                           PHYSICIANS' SPECIALTY CORP.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              58-2251438
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

1150 LAKE HEARN DRIVE SUITE 640, ATLANTA, GA                      30342
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (404) 256-7535

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $47,440,234 based on the last sales price of the Common Stock as of March 29, 1999.

         As of March 29, 1999, 9,172,025 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended December 31, 1998 to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and the Exhibit Index hereto.

================================================================================

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "forecasts," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include the following: we have a limited operating history and a limited history of combined operations; our results may be adversely affected by our acquisition strategy; we depend on affiliated physicians; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns; our operating results may be adversely affected by reductions in reimbursement by third party payors; we face intense competition in the physician practice management industry; we are subject to various government regulation; and other risks.

ITEM 1.  BUSINESS

(a) General Development of Business

         We provide comprehensive practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat and head and neck, known as ENT, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine:

         Since January 1, 1998, we acquired substantially all of the assets and assumed certain liabilities of:

         - four ENT physician practices in the metropolitan New York area with 33 physicians and 16 allied health care professionals with 11 clinical offices;

         - two ENT physician practices in the metropolitan Cleveland, Ohio area with 10 physicians and eight allied health care professionals with eight clinical offices;

         - four ENT physician practices in South Florida with five physicians and four allied health care professionals with five clinical offices;

         - one solo ENT physician practice in the metropolitan Atlanta area with one clinical office; and

         - Preferred Diagnostic Services Inc., which operates 12 sleep diagnostic laboratories in the metropolitan Atlanta area.

We also acquired a minority limited partnership interest in Atlanta Surgery Center Ltd., a limited partnership operating three multi-specialty ambulatory surgery centers.

We are currently affiliated with 91 physicians, one dentist and 85 allied health care professionals operating 60 clinical locations in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio.

         We currently hold, manage and administer capitated ENT managed care contracts covering an aggregate of approximately 400,000 enrollees of health maintenance organization plans of United HealthCare of Georgia, Inc., United HealthCare of Alabama, Inc., Cigna HealthCare of Georgia, Inc. and enrollees of HMOs which have contracted with The Morgan Health Group. We believe we are the leading physician practice management company focusing solely or substantially on affiliating with and managing ENT physician practices.

         We were incorporated in Delaware in July 1996. Our executive offices are located at 1150 Lake Hearn Drive, Suite 640, Atlanta, Georgia 30342. Our telephone number is (404) 256-7535 and our fax number is (404) 256-1078. Unless the context indicates otherwise, "we" and "Physicians' Specialty" refers to Physicians' Specialty Corp., a Delaware corporation, and its wholly-owned subsidiaries.

(b) Financial Information about Industry Segments

         We operate in only one business segment.

(c) Narrative Description of Business

         GENERAL

         We provide comprehensive practice management services to physician practices and health care providers specializing in the treatment and management of ENT diseases, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. We seek to affiliate with physician practices and health care professionals who provide high quality, cost effective medical and surgical services to fee-for-service patients and capitated managed care enrollees. We provide:

-        financial and administrative management;

-        enhancement of clinical operations;

-        access to ancillary services;

- network development and payor contracting services, including the negotiation and administration of capitated arrangements.

         We are currently affiliated with 91 physicians, one dentist and 85 allied health care professionals operating 60 clinical locations in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio. We currently hold, manage and administer capitated ENT managed care contracts covering an aggregate of approximately 400,000 enrollees of HMO plans of United HealthCare and Cigna and enrollees of HMOs which have contracted with the Morgan Health Group.

HEALTH CARE INDUSTRY OVERVIEW

General

         The health care delivery system in the United States has been undergoing substantial change, largely in response to concerns over the quality and escalating cost of health care. The growth in health care expenditures has increased the demand by government and third party payors to control health care costs.

Significant changes in the way physicians organize themselves have been precipitated and accelerated by:

-        the emphasis on cost containment;

-        the consolidation of the health care market in general;

-        the increased market share of managed care companies;

-        the transfer of risk from payors to providers; and

-        the focus on improving the quality of patient care.

         Health care in the United States historically has been delivered by a fragmented system of health care providers, including hospitals, individual physicians and physician group practices. Compared to physician practice management companies and larger group practices, individual physicians and small group practices tend to have limited capacity for any of the following:

- ties to other health care providers, restricting their ability to coordinate care across a variety of specialties;

-        access to patients;

-        capital to invest in new clinical equipment and technologies; and

-        purchasing power with vendors of medical supplies.

Individual physicians and small group practices also typically lack the negotiating leverage with payors and information systems necessary to manage risk-sharing contracts.

         In response to the foregoing factors, physicians are increasingly forming larger group practices and affiliating with physician networks and physician hospital organizations. Physicians are also affiliating with physician practice management companies in order to gain greater access to:

-        third party payor contracts;

-        patient information and management systems;

-        leverage with vendors and payors;

-        capital resources; and

-        ancillary services frequently unavailable to independent practitioners.

In addition, many payors and their intermediaries, including governmental entities and managed care companies, are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data.

         Several multi-specialty companies in the physician practice management industry have discontinued physician practice management activities or divested assets related to physician practice management or announced plans to do so. Other physician practice management companies have completed or announced transactions, including mergers, recapitalizations or other corporate transactions, as a result of which they are no longer public companies. As a result of these trends and the depressed stock prices of physician practice management companies, we believe that physician practice management companies may generally experience a decrease in practice acquisition activity and an associated slow down in revenue growth attributable to practice acquisitions. Consistent with our market driven strategy, we focus primarily on practice and ancillary services acquisitions in markets in which we already manage ENT practices and to a lesser extent, in new markets.

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

         According to the American Academy of Otolaryngology-Head and Neck Surgery, Inc., there were approximately 9,000 ENT physicians in the United States as of December 31, 1997 and, based upon membership in the Academy, we estimate that at least 70% of all ENT practices consist of individual practitioners or small group practices (less than four physicians). According to industry sources, ENT physicians and related specialists are increasingly seeking to form larger group practices and affiliate with physician practice management companies which understand the needs of ENT physicians and can enhance practice performance.

AFFILIATED PRACTICES

         We are affiliated with 91 physicians, one dentist and 85 allied health care professionals operating 60 clinical offices in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio . The following table sets forth certain information concerning our affiliated practices as of March 29, 1999:


                                                                                        ALLIED
                                                    AREAS                             HEALTH CARE       OFFICE
  MEDICAL GROUP           LOCATION                  SERVED               PHYSICIANS  PROFESSIONALS     LOCATIONS
  -------------           --------                  ------               ----------  -------------     ---------

Atlanta Ear, Nose &   Atlanta, Georgia        Metropolitan Atlanta           32*          42              29
  Throat Associates,
  P.C.
ENT & Allergy         Birmingham, Alabama     Birmingham                      2            1               1
  Associates, Inc.
Allatoona E.N.T &     Cartersville, Georgia   Cartersville                    2            1               1
  Facial Plastic
  Surgery, P.C.
Otolaryngology        Chicago, Illinois       Barington, Crystal              4            3               3
  Medical & Surgical                          Lake and McHenry
  Associates, Ltd.
Ear, Nose & Throat    Boca Raton, Florida     Boca Raton, Pompano            13           11               9
  Associates of South                         Beach, West Palm
  Florida P.A.                                Beach & Delray Beach
ENT Associates, LLP   New York and New Jersey Metropolitan New York          33           16              10
Cleveland Ear, Nose & Cleveland, Ohio         Metropolitan Cleveland          9           11               7
                                                                            ---          ---             ---
Throat Center, Inc.
                                                                             92*          85              60
                                                                            ===          ===             ===

----------
* Includes one dentist.

Atlanta Ear, Nose & Throat Associates, P.C.

         We believe Atlanta ENT is the largest independent (non-academic) otolaryngology group practice in the United States. Atlanta ENT consists of 31 ENT physicians, one dentist, 29 audiologists, eleven physician assistants, one nurse practitioner and one clinical esthetician with 29 clinical offices. Atlanta ENT offers a wide range of ENT subspecialty services, including pediatric otolaryngology, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan Atlanta area. The practice also provides audiology services, hearing aid sales, temporo-mandibular joint diagnostics and snoring and sleep apnea laser surgical services. The affiliated physicians at Atlanta ENT maintain privileges at 34 hospitals and eight ambulatory surgical centers throughout metropolitan Atlanta. Ramie A. Tritt, M.D., our Chairman of the Board and President and a principal stockholder of Physicians' Specialty, is the President and founder of Atlanta ENT.

ENT & Allergy Associates, Inc.

         ENT & Allergy Associates, Inc. is one of our wholly-owned subsidiaries and consists of two ENT physicians and one audiologist with one clinical office. ENT & Allergy Associates provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology, neurotology and laryngology, to children and adults in the metropolitan Birmingham area.

Allatoona E.N.T. & Facial Plastic Surgery, P.C.

         Allatoona ENT consists of two ENT physicians and one audiologist with one clinical office. Allatoona ENT provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the North Georgia area. The physicians at Allatoona ENT have also instituted a hearing screening program for infants and newborns.

Otolaryngology Medical & Surgical Associates, Ltd.

         Otolaryngology Medical & Surgical Associates, Ltd. consists of four ENT physicians and three clinical audiologists with three clinical offices in the Barington, Crystal Lake and McHenry suburbs of Chicago. Otolaryngology Medical & Surgical Associates provides a wide range of ENT subspecialty services, including head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan Chicago area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea surgical services. The affiliated physicians at Otolaryngology Medical & Surgical Associates maintain privileges at three hospitals and one ambulatory surgical center in metropolitan Chicago.

Ear, Nose & Throat Associates of South Florida, P.A.

         Ear, Nose & Throat Associates of South Florida, P.A. consists of 13 ENT physicians and 11 clinical audiologists with nine clinical offices in Boca Raton, Pompano Beach, West Palm Beach, Delray Beach, Hollywood, Fort Lauderdale and Lacahatchee, Florida. Ear, Nose & Throat Associates of South Florida provides a wide range of ENT subspecialty services, including allergy testing and treatment, head and neck surgery, rhinology, facial plastic, otology and neurotology, to children and adults in the South Florida area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea surgical services. The affiliated physicians at Ear, Nose & Throat Associates of South Florida maintain privileges at six hospitals and two ambulatory surgical centers in South Florida.

ENT Associates, LLP

         ENT Associates LLP consists of 33 ENT physicians and 16 clinical audiologists with 10 clinical offices. ENT Associates provides a wide range of ENT subspecialty services, including pediatric otolaryngology, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan New York area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea laser surgical services. The affiliated physicians at ENT Associates maintain privileges at 15 hospitals throughout metropolitan New York.

Cleveland Ear, Nose & Throat Center, Inc.

         Cleveland Ear, Nose & Throat Center consists of nine ENT physicians and eleven clinical audiologists with seven clinical offices. Cleveland Ear, Nose & Throat Center provides a wide range of ENT subspecialty services, including pediatric otolaryngology, head and neck surgery, rhinology, facial plastic and reconstructive surgery, otology and laryngology, to children and adults in the metropolitan Cleveland area. The practice also provides audiology services, hearing aid sales and snoring and sleep apnea laser surgical services. The affiliated physicians at Cleveland Ear, Nose & Throat Center maintain privileges at nine hospitals and four ambulatory surgical centers throughout metropolitan Cleveland.

AMBULATORY SURGERY CENTERS AND SLEEP DIAGNOSTIC LABORATORIES

PSC Ambulatory Surgery, Ltd.

         PSC Ambulatory Surgery, Ltd. is a limited partnership of which we are the sole general partner and one of our affiliated practices is the sole limited partner. PSC Ambulatory Surgery owns a 17.5 % limited partnership interest in Atlanta Surgery Center, Ltd., the general partner of which is not affiliated with us. Atlanta Surgery Center operates three multi-specialty ambulatory surgery centers, consisting of 14 operating rooms, in the metropolitan Atlanta area. Our affiliated physicians, as well as other surgeons in the Atlanta area, utilize these surgery centers for a variety of outpatient surgical procedures. In 1998, in excess of 20,000 cases were performed at these surgery centers.

Preferred Diagnostic Services, Inc.

         Preferred Diagnostic Services, Inc. operates 12 sleep diagnostic laboratories in the metropolitan Atlanta area. Preferred Diagnostic Services provides testing for a variety of sleep disorders, including severe snoring, sleep apnea and restless leg syndrome.

COMPANY OPERATIONS

         We have a long term management services agreement with each of our affiliated physician practices. Under the terms of a management services agreement, we employ the practice's non-medical personnel, provide offices for the practice and provide services in the areas of practice management, information systems and negotiation and management of payor contracts. The non-medical personnel, together with additional personnel at our headquarters, manage the day-to-day non-medical operations of each affiliated practice, including providing administrative, bookkeeping, scheduling and other routine services. This operating structure established by us facilitates close cooperation between us and the affiliated practice, while ensuring that the affiliated practice maintains clinical autonomy.

         Under the terms of the management services agreements, we:

- assist the affiliated practices in strategic planning, preparation of operating budgets and capital project analysis;

- coordinate group purchasing of supplies, inventory and insurance for the practices;

- assist the affiliated practices in physician recruitment by introducing physician candidates to the affiliated practices and advising the affiliated practices in structuring employment arrangements

- provide or arrange for a variety of additional services relating to the day-to-day non-medical operations of the affiliated practices, including:

- managing and monitoring each practice's billing levels, invoicing and accounts receivable collection by payor type;

-        accounting and payroll services and records; and

-        cash management and centralized disbursements.

These services are designed to reduce the amount of time physicians spend on administrative matters, thereby enabling the physicians to dedicate more of their efforts toward the delivery of health care.

         We establish an advisory board at each affiliated practice consisting of physicians of the affiliated practice and our management personnel whose responsibilities are advisory in nature. The advisory board reviews, evaluates and makes recommendations to the officers of the affiliated practice and our officers with respect to strategic and operational planning, physician employment and recruitment, patient fees and collection policies, quality review and the establishment and maintenance of relationships with managed care and other payors. Notwithstanding recommendations of the advisory board, we have ultimate control over all decisions relating to the non-medical operations of the affiliated practice, and the affiliated practice has ultimate control over all decisions relating to the practice of medicine. See "-- Affiliation Agreements."

INFORMATION SYSTEMS

         We support free-standing practice management systems utilized by our affiliated practices to facilitate patient scheduling, billing and collection, accounts receivable management, provider productivity analysis and certain cash disbursement functions. Rather than replacing systems utilized by affiliated practices, we generally integrate an affiliated practice's systems in order to streamline consolidated financial reporting, accounts receivable management and productivity analysis functions. We are also evaluating patient electronic medical record systems for possible implementation at affiliated practices. We believe that the use of an electronic medical record system may enhance operating efficiency through automation of many routine functions, as well as the capacity to link "procedure specific" treatment protocols, thereby enhancing the physician's ability to provide quality cost-effective patient care.

         We believe that effective and efficient access to key patient data is critical in controlling costs and improving quality outcomes in connection with managing risk contracts. Our proprietary comprehensive network administration and utilization management system designed specifically for ENT practices provides effective and efficient access to key patient data and performs the complex processing and analytical tasks required to manage risk contracts effectively. Our system facilitates the automation of many routine functions and provides affiliated physicians with Internet access to the clinical and financial data necessary to issue and manage authorization for surgeries, to track diagnosis, procedures and admissions and to perform outcome studies, cost analysis, quality and utilization management and reviews.

         Our system integrates the following functions:

-        tracking referrals from primary care and other physicians;

- issuing and managing authorization for surgeries and tracking diagnoses, procedures and admissions;

-        processing claims for physician payment;

- providing extensive customized management reports, including diagnosis and procedure utilization data; and

-        maintaining support files.

We believe that this system provides us with a competitive advantage in procuring, managing and administering risk contracts.

COMPETITION

         The physician practice management industry is highly competitive. The restructuring of the health care system is leading to rapid consolidation of the existing highly fragmented health care delivery system into larger and more organized groups and networks of health care providers. We expect competition to increase as a result of consolidation and ongoing cost containment pressures, among other factors. We compete with:

-        physician practice management companies;

-        hospitals;

-        managed care companies;

-        physician practices; and

- other competitors seeking to affiliate with physicians or provide management services to physicians.

As compared to us, many of these competitors are:

-        significantly larger;

-        provide a wider variety of services;

-        have greater experience in providing practice management services;

- have longer established relationships with customers for these services; and

-        have access to substantially greater financial resources.

There can be no assurance that we will be able to affiliate with a sufficient number of competent physicians and other health care professionals to expand our business. We believe that the quality of our management services, experience in procuring, managing and administering capitated managed care contracts, the breadth of ENT medical and surgical professional services provided by affiliated physicians and the utility of our network management system positions us to compete favorably for affiliation with additional ENT and related specialty practices.

         Physicians are facing the challenge of providing quality patient care while experiencing rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. We believe that competition for patients is dependent upon:

-        the geographic coverage of affiliated practices;

-        the reputation and referral patterns of affiliated physicians; and

- the breadth of ENT and related specialty medical and surgical professional services provided by physicians practicing at our affiliated practices.

As a result, our success is dependent upon our or our affiliated practices' ability to recruit, train and retain qualified health care professionals in new and existing markets. We face competition for these personnel from other health care providers, research and academic institutions, government entities and other organizations. There can be no assurance that sufficient numbers of qualified health care professionals can be hired and retained. The inability to hire and retain such health care professionals could have a material adverse effect on our operations and financial condition.

         Concern over the rising cost of health care has led to the emergence and increased prominence of managed care and a resulting increase in competition for managed care contracts. Our ability to compete successfully for managed care contracts may depend upon our ability to manage utilization under such contracts and to increase the number of associated physicians and other health care professionals included in our provider networks.

MEDICAL ADVISORY BOARD

         We have a medical advisory board whose responsibilities include:

- reviewing the medical appropriateness of our policies and procedures with respect to disease management and utilization management protocols and practice and surgery guidelines;

-        consulting with us on acquisitions;

- reviewing the medical appropriateness of information systems utilized or developed by us;

- evaluating new medical technologies to be utilized by affiliated practices; and

- developing and coordinating our sponsored managed care and practice management seminars for ENT physicians.

Our medical advisory board consists of three affiliated ENT physicians, including Ramie A. Tritt, M.D., our Chairman of the Board and President, and three non-affiliated ENT physicians.

AFFILIATION AGREEMENTS

         The relationship between us and our affiliated practices and physicians is set forth in asset or stock acquisition agreements, management services agreements and employment agreements.

Acquisition Agreements

         Pursuant to acquisition agreements, we acquire either:

- substantially all of the assets utilized in a practice, other than certain excluded assets such as employment agreements and patient charts, records and files, and assume certain liabilities of the practice group; or

-        the equity of the practice.

The practice remains liable for the payment of liabilities not assumed by us under the acquisition agreement. Under the acquisition agreements the medical practice and the stockholders of the practice agree for a period of time following the closing of the acquisition, not to compete with us within a specified geographic area, solicit patients of the practice within such geographic area or solicit our employees. The acquisition agreements also contain representations and warranties and indemnification provisions by each of the parties to the agreement.

Simultaneously with the closing of an acquisition, employment agreements are entered into between the practice and each of its physicians and we enter into a management services agreement with the practice.

Management Services Agreements

         Our management services agreements provide for the affiliated practice to:

- assign to us all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable, or the revenue it receives, to the extent permitted by applicable law; and

- grant to us the right to collect and retain the proceeds of the accounts receivable, or revenue, for our account to be applied in accordance with the management services agreements.

- grant to us the right to grant a security interest and factor the accounts receivable to secure our borrowings under our credit facility.

         We generally retain a management fee equal to:

- a stipulated percentage of all revenue generated by or on behalf of physicians at the affiliated practice, after adjustment for contractual allowances, as payment for the services provided by us and non-allocable costs incurred by us as a result of providing management services; and

- an amount equal to all operating and capital expenses of the practice, including depreciation, amortization and interest.

In New York, in order to comply with state law, the affiliated practice reimburses us for the practice's operating and non-operating expenses and pays us a fixed management fee.

         Under our management services agreement, we are responsible for the payment for and incur:

- operating expenses of the affiliated practice, including salaries and benefits of non-medical employees of the practice, lease obligations for office space and equipment and medical and office supplies; and

-        the non-operating expenses of the affiliated practice.

We pay for all these expenses, including our fees, directly out of the proceeds of the accounts receivable, or revenue, assigned to us by the affiliated practice. The remaining net practice revenue is remitted to the affiliated practice.

         The affiliated practice retains the responsibility for:

-        compensating physician employees and physician assistants;

- paying insurance premiums and deductibles for professional liability insurance policies;

- ensuring that affiliated physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties; and

- complying with federal and state laws and regulations applicable to the practice of medicine.

The affiliated practice also retains exclusive control over all aspects of the practice of medicine and the delivery of medical services.

         Under the management services agreements, we:

- act as the exclusive manager and administrator relating to all non-medical operations of the affiliated practice;

- bill patients, insurance companies and other third party payors and collect, on behalf of the affiliated practice, the fees for professional medical services and other services and products rendered or sold by the affiliated practice;

- provide clerical, accounting, purchasing, payroll, bookkeeping and computer services and personnel and information management services to the affiliated practice;

- supervise and maintain custody of all files and records of the affiliated practice;

- provide facilities, furniture and equipment for the affiliated practice;

- prepare all annual and capital operating budgets of the affiliated practice;

- order and purchase inventory and supplies as reasonably required by the affiliated practice;

- provide financial and business assistance to the affiliated practice in the negotiation, establishment, evaluation and administration of contracts and relationships with managed care and other similar providers and payors; and

- perform administrative services relating to the recruitment of physicians for the affiliated practice.

         The management services agreements have an initial term of 40 years, which may be extended for separate and successive five year terms. The management services agreements may be terminated by either party if the other party files a petition in bankruptcy or other similar events occur or defaults on the performance of a material duty or obligation, which default continues without cure for a specified term after notice.

         During the term of a management services agreement, the affiliated practice agrees, with respect to management services, not to compete with us within a specified geographic area. During the term of a management services agreement and for a period following the termination of such agreement, the affiliated practice also agrees not to solicit any of our employees or persons affiliated with us or to contract with any entity for the provision of management services substantially of the kind contemplated by the management services agreement. The affiliated practice also agrees not to disclose certain confidential and proprietary information relating to us and the affiliated practice.

Physician Employment Agreements

         Physicians at our affiliated practices have employment agreements with their respective practice. Affiliated physicians are compensated based upon either productivity or other negotiated formulas agreed upon between the affiliated physician and the affiliated practice. The affiliated practice may provide the affiliated physicians with health, death and disability insurance and other benefits. Affiliated physicians are obligated to obtain and maintain professional liability insurance coverage which we may procure on behalf of the affiliated physicians.

         Generally, under the employment agreements, affiliated physicians agree not to compete with the affiliated practice, not to solicit patients of the affiliated practice and not to interfere with employees of the affiliated practice for a certain period following the termination of such employment agreement unless the agreement is terminated by the affiliated physician for cause. However, in certain states, such as Alabama, certain types of restrictive covenants, including non-competition covenants, are deemed to be unenforceable as against professionals, including physicians. In other states, these provisions may be deemed to be unenforceable if a court determines that the duration of the restriction, the territory covered by such restriction or the activities restricted were unreasonable or otherwise violated public policy.

         In addition, affiliated physicians agree:

- not to disclose any confidential and proprietary information of the affiliated practice during the term of the agreement and for a certain period following the termination of the agreement;

- to assign to the affiliated practice all revenue related to contracts with managed care companies and grant the affiliated practice the right to enter into such contracts on behalf of the physicians; and

- to exercise independent professional and ethical judgment in all patient care responsibilities.

         The employment agreements with the affiliated physicians generally provide for an initial term of five years. The agreements are automatically renewed for successive one or two year terms unless an affiliated physician or the medical practice elects not to renew the term by providing at least 90 days written notice of such election or such agreement is otherwise terminated for cause or the death or disability of an affiliated physician. The employment agreements with the physicians of ENT & Allergy Associates, one of our wholly-owned subsidiaries, provide for an initial term of six years and six months, which will be automatically renewed for successive one or two year terms unless the physician or ENT & Allergy Associates elects not to renew the agreement.

ACQUISITION OF ENT PRACTICES SINCE JANUARY 1, 1998

In May 1998, we acquired the stock of three corporations that had been affiliated with Physicians' Domain, Inc., a White Plains, New York based ENT physician practice management company, employing an aggregate of 20 physicians and 16 allied health care professionals with 11 clinical offices in the metropolitan New York area.

In connection with this transaction, we:

-        paid approximately $5.4 million in cash;

-        discharged approximately $3.8 million of liabilities; and

- issued a note in the principal amount of approximately $6.4 million, payable in May 2003.

         The note accrues interest at a rate of 6.0% per annum, payable quarterly, is secured by the fixed assets acquired by us in the transaction and is subordinate to senior indebtedness, including borrowings under our credit facility. We also agreed to pay an additional $500,000, in cash or shares of our common stock at our option, if these practices achieve certain performance targets. Under the stock purchase agreement, the New York physicians have the right to nominate one member to our Board of Directors. In August 1998, the physicians nominated Steven H. Sacks, M.D. to our Board of Directors.

         We entered into a management services agreement with a newly organized ENT practice employing the 20 ENT physicians that had been affiliated with Physicians' Domain. The management services agreement provided for a fixed annual management fee of approximately $2.1 million, plus reimbursement of practice operating expenses. In March 1999, in connection with an additional acquisition in the Metropolitan New York area, the management services agreement was amended and the fixed annual management fee was increased to approximately $2.6 million. Under the management services agreements, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreements also provide for mutually agreed increases in the fixed management fee upon our management of ancillary business developed or acquired or the acquisition of additional physician practices which become part of the existing practice.

         In October 1998, we acquired the assets of Cleveland Ear, Nose and Throat Center, Inc., a ten physician ENT practice with eight allied health care professionals and eight clinical offices in metropolitan Cleveland, Ohio. Cleveland ENT had previously been affiliated with MedPartners, Inc. We also entered into a management services agreement with Cleveland ENT maintaining as a management fee the percentage of net income structure which existed in the agreement between MedPartners and Cleveland ENT. Under the terms of the transaction, we granted Cleveland ENT the option to unwind the transaction by December 15, 1998 and repurchase all Cleveland ENT non-medical assets acquired by us for a total cash purchase price equal to the price paid by us to MedPartners for such assets, plus amounts invested by us in Cleveland ENT. We paid approximately $4.2 million consisting of cash and borrowings under our credit facility, and we issued a $150,000 non-interest bearing contingent promissory note which is payable at our option in cash or our common stock upon Cleveland ENT achieving certain performance targets. Cleveland ENT did not exercise their option to unwind the transaction. We amended the management services agreement with Cleveland ENT to provide that, effective January 1, 1999, we would receive a management fee equal to 12.5% of all net clinic revenue, after adjustment for contractual allowances, generated by Cleveland ENT.

         In January 1999, we entered into a financing arrangement with the physicians at Cleveland ENT. Under the financing arrangement, we loaned $1,475,000 to the Cleveland physicians. The loan bears interest at a rate of 6% per annum and matures on the earlier of January 14, 2000, the termination of the management services agreement or the termination of the employment of three or more of the Cleveland physicians. We also granted the physicians the option to require us to purchase from the physicians all of the common stock of a newly organized corporate entity owned by the physicians, which holds two corporate domain names. The option may be exercised by the physicians between January 10, 2000 and March 1, 2000. If the physicians exercise the option, we would be required to purchase the common stock for approximately $2.0 million in cash and issue a subordinated promissory note in the principal amount of $520,000. The cash portion of the purchase price would be reduced by any amounts owed by the physicians to us pursuant to the loan or any other obligations. The subordinated promissory note would bear interest at a rate of 6% per annum and would be payable in four equal annual installments commencing on the first anniversary of the date of issuance of the note. We have also agreed to indemnify the physicians for certain matters in connection with or arising out of this transaction.

         Since January 1, 1998, we also acquired:

- substantially all of the assets and assumed certain contractual liabilities of one ENT physician practice in the metropolitan New York area, four ENT physician practices in South Florida, one ENT physician practice in the metropolitan Atlanta area and one ENT physician practice in the metropolitan Cleveland area;

- a minority limited partnership interest in Atlanta Surgery Center, a limited partnership operating three multi-speciality ambulatory surgery centers; and

- substantially all of the assets of Preferred Diagnostic Services, which operates 12 sleep centers in the metropolitan Atlanta area.

         In connection with these acquisitions, we:

-        paid an aggregate of approximately $8.1 million in cash;

- issued an aggregate of 69,873 shares of common stock, valued at the time of issuance at an aggregate of approximately $532,000:

- agreed to issue to four of the affiliated practices beginning in February 1999, an aggregate of 79,675 additional shares of common stock, valued at the time of issuance at an aggregate of approximately $628,000;

- issued a subordinated convertible promissory note in the principal amount of $250,000, payable in April 2000, accruing interest at a rate of 6% per annum and is payable in cash or our common stock, at our option;

- issued subordinated promissory notes in the aggregate principal amounts of approximately $1.4 million which notes accrue interest at 6% per annum payable quarterly beginning in May 1999 with five annual equal payments of principal beginning on February 1, 2000; and

- issued a non-interest bearing contingent subordinated promissory note in the principal amount of $150,000. The payment of this note is contingent upon the physicians or practice holding such note reaching certain performance targets. This contingent note is payable by us, at our option, in cash or shares of our common stock, valued at the average closing price of our common stock for the ten trading days preceding the date of delivery of such shares.

         In connection with the acquisitions since January 1, 1998, we paid an aggregate of approximately $1.0 million to Premier HealthCare, an affiliate of Gerald R. Benjamin, our Vice Chairman and Secretary, for advisory services rendered in connection with these acquisitions under an agreement with Premier HealthCare.

 CAPITATED MANAGED CARE CONTRACTS; NETWORK DEVELOPMENT AND MANAGEMENT

         At December 31, 1998, our Atlanta affiliated practices served as the primary ENT provider network for three capitated managed care contracts for United HealthCare of Georgia, Cigna HealthCare of Georgia and The Morgan Health Group covering an aggregate of approximately 351,400 enrollees in the metropolitan Atlanta area. At December 31, 1998, our Birmingham, Alabama affiliated ENT practice participated in an exclusive panel of ENT physicians providing services for a capitated managed care contract for United HealthCare of Alabama covering approximately 80,000 enrollees in the metropolitan Birmingham area. The following table sets forth the covered lives for each managed care contract as of December 31, 1998:


                                               Capitated
                                                Covered
                                                 Lives
                                                 -----
United HealthCare of Georgia, Inc. .......      169,200
United HealthCare of Alabama, Inc. .......       79,694
Cigna HealthCare of Georgia, Inc. ........      114,571
The Morgan Health Group, Inc. ............       67,629
                                                -------
                                                431,094
                                                =======

         These managed care contracts are held, managed and administered by three of our wholly-owned subsidiaries. Through these subsidiaries, we manage the existing provider networks, and perform quality and utilization management under each contract. We receive a pre-determined capitation fee per enrollee per month from the payors of the managed care contracts in exchange for agreeing to arrange for the provision of ENT medical and surgical professional services required by enrollees. We have contracted with physicians at certain of our affiliated practices and with non-affiliated physicians to provide these services to enrollees. The physicians providing services are compensated by us on a discounted fee-for-service or contact capitation basis. For the year ended December 31, 1998, approximately 8.0% of our net revenue was attributable to ENT medical and surgical professional services rendered pursuant to our managed care contracts.

         We intend to develop or acquire additional ENT provider networks in order to enter into exclusive managed care contracts with payors. We expect that the networks will consist of affiliated physicians and related specialists as well as non-affiliated physicians and other health care providers engaged in ENT and related specialties who will enter into network administration agreements with us. These agreements will provide for us to manage the provider network, negotiate managed care contracts and perform quality and utilization management functions. We anticipate working with specialty group practices in:

-        developing capitated contract proposals;

-        evaluating and assembling provider networks;

-        negotiating contract rate schedules and exclusions;

-        utilization and quality management; and

-        developing provider compensation methodologies.

We also anticipate eventually tracking outcomes to demonstrate the cost effectiveness of care being delivered in connection with our managed care contracts. We believe the principal benefit from including affiliated as well as non-affiliated physicians in our provider networks will be the expansion and diversification of provider networks available to managed care enrollees, as increasingly required by managed care companies.

CAPITATED AGREEMENTS WITH THIRD PARTY PAYORS

         Under participation agreements between us and the physicians providing services to managed care enrollees, the physicians must follow administrative procedures established by us and the managed care companies, such as:

-        referring enrollees to participating providers;

-        obtaining prior authorization for certain procedures; and

-        participating in quality and utilization management programs.

Quality management includes the process established by us and the payor to improve the quality of covered services. Utilization management includes the process established to review whether certain health care services provided to enrollees are in accordance with the requirements established by us and the payor. Under the participation agreements, the physicians are also required to obtain and maintain malpractice and general liability insurance. The participation agreements may generally be terminated by us without cause upon 60 to 90 days notice or with cause upon 30 to 60 days notice and by a physician, with or without cause, upon 60 days notice. The participation agreements also automatically terminate upon the termination of the relevant capitated managed care contract.

         Our subsidiaries hold capitated managed care contracts with United HealthCare of Georgia, Cigna HealthCare of Georgia, United HealthCare of Alabama and The Morgan Health Group which were entered into in 1991, 1992, 1997 and 1998, respectively. The contract with United HealthCare of Georgia expires in November 1999. The contract with Cigna HealthCare of Georgia provides for automatic annual renewals. The contracts with United HealthCare of Alabama and The Morgan Health Group expire in October 2000 and June 1999, respectively, and provide for automatic annual renewals. The managed care contracts with Cigna, United HealthCare and The Morgan Health Group may be terminated by either party for cause, including a material breach of the contract, generally upon 30 to 60 days notice by the terminating party or without cause upon 90 to 120 days notice by the terminating party generally following the initial term of the agreement. In March 1999, we received notification from Cigna that Cigna was terminating its relationship with The Morgan Health Group and was assuming The Morgan Health Group's responsibility under the agreement for enrollees covered by Cigna effective May 1, 1999 and that future payments for such members to be received by us under the contract would be paid by Cigna.

GOVERNMENT REGULATION

         The health care industry is highly regulated and we cannot predict whether the regulatory environment in which we operate will change significantly or adversely in the future. The regulation of the health care industry, including scrutiny of the methods and levels of payment to health care providers is increasing on both the federal and state levels. We believe that health care legislation, regulations and interpretations will continue to change. We expect to modify our agreements and operations from time to time as the business and regulatory environments change. While we believe we will be able to structure our agreements and operations in accordance with applicable law, the lack of definitive interpretations of many statutory and regulatory provisions means that there can be no assurance that our arrangements are in compliance with such provisions or will not be successfully challenged.

Government Reimbursement Programs

         Under the federal Medicare program, payment for physician services, other than under Medicare risk contracts and Medicare+Choice plans, is based on an annually adjusted fixed fee schedule known as the Resource-Based Relative Value Scale ("RBRVS"). The Balanced Budget Act of 1997 modified the RBRVS system to adjust the per patient payments from the Medicare program for certain physician services, and we anticipate further modifications in the RBRVS system in the future. Additionally, the Balanced Budget Act creates the Medicare+Choice plan which provides Medicare beneficiaries with the option to receive services through managed care entities including HMOs and preferred provider organizations, and payment for physician services under the Medicare+Choice plan may be on a capitated basis as opposed to the RBRVS system.

         This change of payment method may result in an overall decrease in compensation for physician services under the Medicare program. Because we anticipate that approximately 10% of our revenues will be derived from government-funded health care programs, principally, Medicare and Medicaid, we do not believe that such reductions will result in a material adverse change in our results of operations. The Medicaid program is a partially federal-funded state administered program for the indigent. Payment to physicians under state Medicaid programs is generally based upon fee schedules. However, some states have authorized Medicaid HMOs, and payments for physician services under these programs may be on a capitated basis.

Stark Legislation, Fraud and Abuse Laws and Similar Laws

         We and our affiliated physicians are subject to a variety of laws and regulations governing the referral of patients for certain health services to entities with which the referring physician has a financial relationship. Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. The Stark Law prohibits, subject to certain exceptions, a physician, or a member of the physician's immediate family, from referring Medicare or Medicaid patients or patients in federally funded health care programs for "designated health services" to an entity with which the physician has a financial relationship. The designated health services include clinical laboratory services, radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The Stark Law further imposes reporting requirements on any entity providing covered items or services for which payment may be made under Medicare or Medicaid. An entity is required to report information concerning the entity's ownership, investment and compensation arrangements. The penalties for violating the Stark Law include:

-        substantial civil or criminal penalties;

-        denial of payment; and

- exclusion from participation in the Medicare, Medicaid and federally funded health care programs.

The Stark Law is broad and ambiguous; however, we believe that our activities are not in violation of the Stark Law.

         In addition, a number of states, including certain states in which we operate or may operate in the future, have enacted similar laws which apply to referrals made for services reimbursed by all payors, and not simply Medicare, Medicaid or federally funded health care programs. We believe that our activities are not in violation of these laws. However, we cannot predict whether future interpretations of these laws will require structural and organizational modification of our affiliation structure in those states. Future legislation or regulations could require us to modify the form of our relationships with physician organizations. Moreover, the violation of the Stark Law or similar state laws by our affiliated physician organizations could result in significant fines and loss of reimbursement which could materially adversely affect our operations and financial condition.

         We and our affiliated physicians are also subject to federal and state fraud and abuse laws. These laws include the federal anti-kickback statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any remuneration, directly or indirectly in return for:

- the referral of patients for items or services that are paid for in whole or in part; or

- arranging for the furnishing of items and services that are paid for in whole or in part by Medicare, Medicaid or federally-funded programs.

The courts and the Office of Inspector General of The Department of Health and Human Services have stated that the anti-kickback statute is violated if one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. In April 1998, the Office of Inspector General of the Department of Health and Human Services issued an advisory opinion which states that a percentage based management arrangement between a physician practice management company and a physician group could violate the federal anti-kickback statute if one of the purposes of the arrangement is to compensate the management company for its efforts to arrange for referrals for the group through its services provided to the group, including marketing and advertising. Violations of the anti-kickback statute are punishable by criminal or civil penalties and/or exclusion of the provider from future participation in the Medicare, Medicaid and federally-funded programs. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Although satisfaction of the requirements of these safe harbors provides protection from enforcement action under the anti-kickback legislation, failure to meet the safe harbors does not necessarily mean that the activity violates the statutory prohibitions. Rather, the legality of a particular business arrangement will be assessed by comparing the particular facts of the transaction to the proscriptions of the statute. In addition, a number of states have enacted similar laws, which vary from state to state, prohibiting remuneration or fee-splitting arrangements between health care providers for the referral of patients to a particular provider, regardless of the payor source. Also, under separate statutes, including the Federal False Claims Act, submission of claims for payment that are "not provided as claimed" may lead to:

-        civil monetary penalties;

-        criminal fines and imprisonment; and/or

- exclusion from participation in the Medicare, Medicaid and federally-funded health care programs.

Under the Federal False Claims Act, any person may bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and share in any amounts paid by the entity to the government in fines or settlement. Such qui tam actions have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claims action, pay fines or be excluded from participation in the Medicare and/or Medicaid programs as a result of an investigation arising out of such an action. Congress also enacted the Health Insurance Portability and Accountability Act of 1996, which includes an expansion of certain fraud and abuse provisions to health care programs. Due to the breadth of the statutory provisions of the fraud and abuse laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which we and our affiliated entities conduct and will conduct our business, from time to time certain of our practices may be subject to challenge under these laws.

         We have attempted to structure our business relations to comply with the Stark Law, the fraud and abuse laws and all other applicable federal and state health care laws and regulations. However, there can be no assurance that such laws and regulations will be interpreted in a manner consistent with our practices. There can be no assurance that challenges under such laws or regulations or new laws or regulations will not require us or our affiliated entities to change our or their practices or will not have a material adverse effect on our operations and financial condition. Furthermore, the addition of ancillary services may require us or our affiliated practices to alter our or their operations to comply with applicable federal or state health care laws and regulations.

Health Care Reform

         Political, economic and regulatory influences are continuously subjecting the health care industry in the United States to fundamental change. On August 5, 1997, President Clinton signed the Balanced Budget Act which contemplates savings of $115 billion in Medicare spending and $13 billion in Medicaid spending over the five-year period from 1998 to 2002. The savings will result primarily from reductions in reimbursements to providers due to several factors, including but not limited to, alterations in the methodology for calculating physician fee schedule payments, application of a budget neutrality adjustment to prevent physician fees from increasing above a certain aggregate amount, and expansion of options for Medicare delivery including provider-sponsored organizations, HMOs, preferred provider organizations and private fee-for-service plans. The Balanced Budget Act also establishes more stringent sanctions for convictions of health care related crimes including permanent exclusion from participation in the Medicare Program after conviction of three health care related crimes and imposition of civil monetary penalties for violations of the federal anti-kickback statute. Due to the recent enactment of this health care reform and uncertain interpretation of these reform measures by regulatory authorities, it is difficult to determine the impact that this reform will have upon us and our affiliated physicians, and there can be no assurances that these reform measures will not have a material adverse effect on our operations and financial condition. In addition to federal health care reform, some states in which we operate or may operate in the future are also considering various health care reform proposals. We anticipate that both federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies, and that additional reforms will likely occur in the future. Due to uncertainties regarding the additional reforms and their enactment and implementation, we cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on us, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on our operations and financial condition. In addition, the actual announcement by competitors and third party payors of their strategies to respond to such initiatives or reforms, could produce volatility in the trading and market price of our common stock.

Other Licensing Requirements

         Every state imposes licensing requirements on individual physicians, and some regulate facilities operated and services provided by physicians. In addition, many states require physicians to obtain regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services, or making certain capital expenditures in excess of statutory thresholds for health care equipment, facilities or services. To date, we and our affiliated practices have not been required to obtain certificates of need or similar approvals for our or their activities. However, the addition of ancillary services by one of the affiliated practices or changes in law or regulations could require licensure, a certificate of need, or both. There is no assurance that such required state regulatory approvals could be obtained, or even if initially obtained, would not thereafter be withdrawn or restricted. In connection with the expansion of our operations into new markets and contracting with managed care companies, we and our affiliated practices may become subject to compliance with additional regulations. In addition, we and our affiliated practices are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulation, civil rights and discrimination, medical waste and other environmental issues. Increasingly, federal, state and local governments are expanding the regulatory requirements for businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.

Restrictions on Corporate Practice of Medicine and Unlawful Fee Splitting

         The laws of certain states in which we operate or may operate in the future prohibit non-physician entities from practicing medicine or from exercising control over the professional judgments or decisions of physicians concerning the treatment and diagnosis of patients. Although we have structured our affiliations with physician groups so that the associated physicians maintain exclusive authority regarding the delivery of medical care and exercise their independent professional judgment in rendering medical decisions, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business.

         In addition, the laws of certain states in which we operate or may operate in the future prohibit certain practices such as splitting fees with physicians or receiving fees for the referral of patients. In Florida, the Board of Medicine recently issued a declaratory statement (the "Declaratory Statement") interpreting Florida fee splitting statutes. The Declaratory Statement, which has been stayed pending its appeal to the Florida courts, is broadly drafted and could be construed as prohibiting physician management companies from being compensated based on a percentage of the managed practice's revenues or profits. In addition, the Declaratory Statement could be construed as restricting the manner in which the management company provides marketing services to a managed practice. If Florida courts uphold the Declaratory Statement, we could be required to revise our contracts with our affiliated practices in a manner that could have adverse effects on us. Although we have endeavored to structure our affiliations with physician groups to comply with applicable state fee splitting laws and anti-referral laws, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future which could have a material adverse effect on our business. If a corporate practice of medicine law or fee splitting statute is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with the applicable physician group in order to bring our activities into compliance with such law. The termination of, or failure by us to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on our operations and financial condition.

LIABILITY AND INSURANCE

         The provision of health care services entails the risk of potential claims of medical malpractice and similar claims. We do not engage in the practice of medicine or have responsibility for compliance with regulatory requirements directly applicable to physicians and require affiliated physicians performing medical services at our facilities to maintain medical malpractice insurance. Nevertheless, we cannot predict whether malpractice claims will be asserted against us directly in the event that services or procedures performed at one of our facilities are alleged to have resulted in injury or other adverse effects. In addition, in connection with the acquisition of assets of affiliated practices, we have assumed certain of the stated liabilities of such practices. Claims may be asserted against us for events related to affiliated practices that occurred prior to our affiliation. Although we maintain liability insurance that we believe will be adequate as to both risk and amounts, successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our operations and financial condition. Moreover, a malpractice claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim. In addition, we cannot predict whether we will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims.

         In addition to the liability insurance maintained by us, we are named as an additional insured on the professional liability insurance policies held by our affiliated physicians. Such insurance would provide coverage, subject to policy limits in the event we were held liable as a co-defendant in a lawsuit for professional malpractice against an affiliated physician. In addition, we are indemnified under the management services agreements by the affiliated physician groups for liabilities resulting from the performance of medical services.

EMPLOYEES

         As of December 31, 1998, we had approximately 516 full-time employees, including two physicians and 79 allied health care professionals. None of our employees are represented by a labor union and we believe our relations with our employees are good.

ITEM 2.  PROPERTIES

         We lease approximately 5,000 square feet of office space for our executive offices in Atlanta, Georgia. The lease provides for annual rent of approximately $90,000, subject to specified annual increases, and expires in July 2002. We also lease the 60 facilities currently used by the physicians at our affiliated practices. These leases have varying remaining terms ranging from approximately one month to 13 years and aggregate annual rent of approximately $3.0 million. We believe that these facilities are suitable for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         No legal proceedings are currently pending against us, and we are not aware of any outstanding claims against any of our affiliated practices that would have a material adverse effect on our operations and financial condition. We and our affiliated practices may be involved from time to time in litigation incidental to our and their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of our executive officers:


Name                                                 Age    Position

Ramie A. Tritt, M.D...............................    49    Chairman of the Board and President

Gerald R. Benjamin................................    41    Vice Chairman of the Board, Secretary and Director

Richard D. Ballard................................    50    Chief Executive Officer and Director

Robert A. DiProva.................................    51    Executive Vice President and Chief Financial Officer

Lawrence P. Kraska................................    34    Executive Vice President - Operations

----------

         Ramie A. Tritt, M.D. has served as our Chairman of the Board and President since our inception in July 1996. Dr. Tritt serves as President of Atlanta ENT, a multi-site otolaryngology group practice which is a successor to a practice founded by Dr. Tritt in 1979. Dr. Tritt also serves as President and Medical Director of the ENT Center of Atlanta, Inc., Atlanta ENT Center for Physicians, Inc., and Atlanta AHP, Inc., three otolaryngology provider networks established to contract with HMOs in greater Atlanta, each of which is a wholly-owned subsidiary of Physicians' Specialty. Dr. Tritt was a founding Member and currently serves as

President of Georgia Multi-Specialty Group, L.L.C., a consortium of 15 specialty group practices, encompassing approximately 650 physicians, which contracts with payors for specialty medical services throughout the metropolitan Atlanta area. Dr. Tritt has served on the Medical Advisory Board of Healthsource of Georgia since June 1996 and the ENT Physician Advisory Board of the Ambulatory Surgery Division of Columbia HCA since January 1997. Dr. Tritt also serves on our Medical Advisory Board. Dr. Tritt received his M.D. degree from McGill University.

         Gerald R. Benjamin has served as our Vice Chairman and Secretary since our inception in July 1996. Mr. Benjamin serves as Chief Executive Officer of Premier HealthCare, a division of Bock, Benjamin & Co., a boutique health care investment banking concern which Mr. Benjamin co-founded in 1993. Prior to founding Bock, Benjamin & Co., Mr. Benjamin served as Chief Executive Officer of Premier HealthCare, Inc., a health care venture development and management firm which Mr. Benjamin co-founded in 1991. Prior to co-founding Premier HealthCare, Inc., Mr. Benjamin served for ten years as Managing Partner and Director of Corporate Finance Services for Williams, Benjamin, Benator & Libby, an Atlanta, Georgia-based Certified Public Accounting firm. Prior to forming Williams, Benjamin, Benator & Libby in 1982, Mr. Benjamin was a member of the Atlanta office of Ernst & Young. Mr. Benjamin received his B.S. degree in accounting from the University of Kentucky, where he was named a Coopers & Lybrand scholar.

         Richard D. Ballard has served as our Chief Executive Officer and a director of Physicians' Specialty since November 1996. Prior to joining Physicians' Specialty, Mr. Ballard served as Vice President of Recruiting for Physicians' Online, Inc., founding an intranet physician recruiting service. Prior to joining Physicians' Online in September 1995, Mr. Ballard served as Executive Vice President, President and Chief Executive Officer of Allegiant Physician Services, Inc. (formerly Premier Anesthesia, Inc.), an anesthesia contracting and physician practice management company. Prior to joining Premier Anesthesia in 1988, Mr. Ballard served for six years as Executive Vice President of Jackson & Coker Inc., a national physician recruiting firm and for seven years as director of national recruiting for Spectrum Emergency Care, Inc.

         Robert A. DiProva has served as an Executive Vice President and our Chief Financial Officer since March 1997. Mr. DiProva served as Vice President-Administration, Chief Financial Officer, Secretary and Treasurer of A.D.A.M. Software, Inc., a publicly traded medical software company, from September 1995 to February 1997. Prior to joining A.D.A.M. Software in 1995, Mr. DiProva served for six years as Vice President, Chief Financial Officer and Treasurer of DATEQ Information Network, Inc., a publicly traded data management company. Mr. DiProva is a Certified Public Accountant and received his M.B.A. from Emory University.

         Lawrence P. Kraska has served as our Executive Vice President-Operations since March 1998, following a one year term as our Vice President - Operations. Prior to joining Physicians' Specialty, Mr. Kraska served as Administrator of Atlanta ENT. Prior to joining Atlanta ENT in June 1994, Mr. Kraska provided hospital administration, physician recruiting and practice management services as the Regional Director of Professional Relations for the Atlanta division of National Medical Enterprises from July 1993 to May 1994, for Charter Medical Corporation - Charter Peachford Hospital from September 1992 to June 1993 and as the Administrator for The Center For Psychiatry, a large multi-specialty mental health group practice, from March 1990 to August 1992. Mr. Kraska received his M.B.A. from Kennesaw State University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF SECURITIES

         Our common stock began trading on March 21, 1997 on the Nasdaq National Market under the symbol "ENTS." The table below sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.


                                                        HIGH          LOW
                                                        ----          ---
Fiscal Year Ended December 31, 1998:
  January 1  through March 31, 1998 ..............  $    12.00   $    8.4375
  April 1 through June 30, 1998 ..................       11.50         8.125
  July 1 through September 30, 1998 ..............        8.75         5.375
  October 1 through December 31, 1998.............       8.375          5.75

Fiscal Year Ended December 31, 1997:
  March 21 through March 31, 1997 ................  $     8.25   $      7.25
  April 1 through June 30, 1997 ..................       7.625          5.00
  July 1 through September 1997 ..................       11.00          5.50
  October 1 through December 31, 1997 ............        8.25         13.75

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The number of record holders of our common stock as of March 29, 1999 was approximately 60. We believe that the number of beneficial owners exceeds 800.

DIVIDENDS

         We have never paid cash dividends on our common stock. We expect that we will retain all earnings, if any, for the development and growth of our business and do not anticipate paying any cash dividends to our stockholders in the foreseeable future. Any future determination as to dividend policy will be made by our Board of Directors in its discretion, and will depend on a number of factors, including our future earnings, if any, capital requirements, financial condition and business prospectus and such other factors as the Board of Directors may deem relevant. In addition, our $45 million credit facility restricts the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT SALES OF UNREGISTERED SECURITIES

         We did not issue any equity securities during the quarter ended December 31, 1998 which were not registered under the Securities Act of 1933, as amended, except as follows:

- we granted options to purchase an aggregate of 21,000 shares of our common stock under our 1996 HealthCare Professionals Stock Option Plan; and

- we issued an aggregate of 276,249 shares of our common stock under the terms of acquisitions which were completed during 1997.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) or Regulation D of the Securities Act. The sale of such securities was without the use of an underwriter, and the certificates for the shares contain a restrictive legend permitting the transfer of such securities only upon registration of the shares or an exemption under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below summarizes certain financial data which has been derived from and should be read together with the more detailed financial statements of Physicians' Speciality Corp. and the notes thereto which have been audited by Arthur Andersen LLP, independent public accountants, whose report is included elsewhere in this Annual Report on Form 10-K along with said financial statements. In March 1998, the Emerging Issues Task Force of the FASB issued its Consensus on Issue 97-2. EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 is effective for us for our year ended December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of operations of physician practices with which it has an existing contractual relationship. We have determined that our contracts met the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, and we have adopted EITF 97-2 in our consolidated statement of operations for our year ended December 31, 1998. In addition, we have adjusted our consolidated statement of operations for our year ended December 31, 1997 to conform the presentation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 to our consolidated financial statements.


                                                           For the Period
                                                           from Inception
                                                           (July 31, 1996)  Fiscal Years Ended December 31,
                                                           to December 31,  -------------------------------
                                                                1996           1997            1998
                                                                ----           ----            ----
STATEMENT OF OPERATIONS DATA:                          (amounts in thousands, except share and per share data)
Net revenue ....................................            $      51       $   24,488      $   61,601
Expenses:
   Provider claims, salaries, wages and benefits                   47           16,747          38,339
   Depreciation and amortization ...............                    2              377           1,850
   General and administration ..................                  357            4,371          13,141
                                                            ---------       ----------      ----------
Total expenses .................................                  406           21,495          53,330
                                                            ---------       ----------      ----------
Operating income (loss) ........................                 (355)           2,993           8,271
                                                            ---------       ----------      ----------
Net income (loss) ..............................                 (355)           2,060           5,010
                                                            =========       ==========      ==========
Earnings per share (loss)
   Basic .......................................            $   (0.64)      $     0.42      $     0.62
   Diluted .....................................            $   (0.64)      $     0.42      $     0.60
Weighted average shares outstanding
        Basic ..................................              522,894        4,868,035       8,021,914
        Diluted ................................              522,894        4,966,778       8,434,583


BALANCE SHEET DATA:                                                          At December 31,
                                                                 1996            1997             1998
                                                                 ----            ----             ----
                                                                         (amounts in thousands)
Cash and cash equivalents                                       $ 123          $ 5,352          $ 4,926
Working capital (deficit).......................                 (473)          10,469           18,388
Total assets ...................................                  613           30,598           63,685
Total debt .....................................                  623              912           11,314
Stockholders equity (deficit)...................                  (10)          25,114           47,808

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial position should be read together with our financial statements and the notes, appearing elsewhere in this Annual Report on Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid in presentation. As a result, all such figures are approximations.

OVERVIEW

         We are a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the related fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. We are currently affiliated with 91 physicians, one dentist and 85 allied health care professionals operating 60 clinical locations in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio. We also own a sleep diagnostic laboratory company operating 12 sleep diagnostic laboratories and a minority equity interest in Atlanta Surgery Center, which owns three ambulatory surgery centers containing 14 operating rooms.

         Our revenue is derived:

-        under management services agreements with affiliated practices;

-        from our capitated managed care contracts;

-        from patient service revenue generated by physicians employed by us;
         and

- from earnings related to ambulatory surgery centers in which we own a minority interest.

         Management fees consist of a stipulated percentage of revenue generated by or on behalf of physicians practicing at our affiliated practices or a fixed fee, along with reimbursement of expenses of our affiliated practices. Capitation revenue consists of fixed monthly payments received by us directly from HMOs or payors subcontracting with HMOs. Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians practicing at our wholly-owned subsidiary, ENT & Allergy Associates. Additionally, we record our allocable share of earnings for our minority interest in Atlanta Surgery Center on the equity basis of accounting.

MANAGEMENT SERVICES AGREEMENTS

         The management services agreements delineate the responsibilities and obligations of us and our affiliated practices. Under the management services agreements, the affiliated practice assigns to us all of its non-governmental accounts receivable and all of its right and interest in the proceeds of its governmental accounts receivable and grants to us the right to collect and retain the proceeds of the accounts receivable for our account to be applied under the terms of the agreement. We are responsible for the payment for and incur practice expenses which include:

         - operating expenses of the affiliated practice, including salaries and benefits of non-medical employees of the practice, lease obligations of office space and equipment, medical and office supplies; and

         -        the non-operating expenses of the affiliated practice.

We pay for all such expenses directly out of the proceeds of the accounts receivable assigned to us by the affiliated practice. In addition, under our management services agreements, we retain, as a part of our management fee, a stipulated percentage (generally between 12.5% and 15%) of all revenue (after adjustment for contractual allowances) generated by or on behalf of physicians practicing at such practice. Contractual allowances are the differences between the amounts customarily charged by physicians practicing at such practice and the amounts received pursuant to negotiated fee schedules from payors under managed care, governmental and indemnity arrangements. We believe that such contractual allowances are not currently expected to materially adversely affect our revenue. In New York, in order to comply with state law, we are reimbursed for practice expenses and are paid a fixed management fee of approximately $2.5 million per year subject to annual increases after the fifth anniversary of the date of the management services agreement, consistent with the annual percentage increase in the consumer price index. Our management fees under future management services agreements will be determined based upon negotiations between us and future affiliating practices and may vary significantly in the future.

CAPITATED MANAGED CARE CONTRACTS

         Our managed care contracts require us to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees under the managed care contracts. We have contracted with physicians, including those at our affiliated practices in Atlanta, North Georgia and Birmingham, Alabama, to provide a substantial portion of the medical professional services in exchange for compensation on a discounted fee-for-service or contact capitation basis. Affiliated physicians provided approximately 84% of 1998 services, based upon claims paid or incurred, in connection with our capitated managed care contracts.

         We incur direct costs or provider claims based on medical services provided by the participating physicians to the managed care company's enrollees. As a result, if capitation amounts received by us are reduced by the managed care companies or if enrollees covered by capitated contracts require more frequent or more extensive care than is anticipated, operating margins may be reduced or the revenue derived from such contracts may be insufficient to cover the direct costs of the professional services provided by associated physicians to enrollees under the contracts. Because of this we may be required to adjust our rates paid to participating physicians. As a result, our business, financial condition and results of operations may be adversely affected, particularly if we are unable to renegotiate compensation levels paid to participating physicians under the participation agreements on a timely or favorable basis or negotiate capitated managed care contracts on terms favorable to us.

         Prior to entering into a capitated managed care contract, we analyze the costs of managing such contracts including a study of the number of lives to be covered, the geographic region to be covered and the historical utilization patterns and the associated costs of enrollees. We then determine the capitation fee necessary to generate acceptable returns under the contract and will negotiate the capitation rate with the managed care company. Capitalization fees are generally a fixed amount per enrollee per month. Capitated managed care contracts frequently provide for periodic renegotiation of capitation fees and adjustments based upon changes in the number of enrollees under the contracts, changes in the types of professional services to be provided under the contracts, and changes in the geographic areas to be covered under the contracts.

         To assist in monitoring and controlling direct costs or provider claims under capitated managed care contracts held by us, we utilize our management information system, a comprehensive capitation administration and utilization management system. We believe the system enables us to effectively analyze clinical and cost data necessary to monitor and control expenses and manage profitability under capitated arrangements and to accurately anticipate the costs participating physicians will incur in providing services under such contracts so that we undertake contracts which we can expect to realize adequate profit margins or otherwise meet our objectives.

         During the years ended December 31, 1997 and 1998, approximately 14.8% and 8.0% of our net revenue, respectively, was derived from capitated arrangements.

RESULTS OF OPERATIONS

         We were incorporated in July 1996 and did not conduct any significant operations prior to the closing of our initial public offering and initial acquisitions in March 1997. Accordingly, only nominal revenues were recognized and general and administrative expenses were incurred during the period from inception to March 1997. However, we did incur various legal, accounting and auditing costs in connection with our initial public offering and acquisitions during the period from inception through December 31, 1996. In addition, our results of operations for our year ended December 31, 1997 represent less than a full year of business operations.

         In March 1998, the Emerging Issues Task Force of the FASB issued its Consensus on Issue 97-2. EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 is effective for us for our year ended December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of operations of physician practices with which it has an existing contractual relationship. We have determined that our contracts met the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, and we have adopted EITF 97-2 in our consolidated statement of operations for our year ended December 31, 1998. In addition, we have adjusted our consolidated statement of operations for our year ended December 31, 1997 to conform with such consolidation.

         The following table shows the percentage of net revenue represented by various expense categories reflected in our consolidated statement of operations:


                                             Year Ended December 31,
                                                1997      1998
                                               -----     -----
Net Revenues                                   100.0 %   100.0 %
Operating expenses:
     Provider claims, wages and benefits        68.4      62.2
     General and administrative                 17.9      21.4
      Depreciation and amortization              1.5       3.0
                                               -----     -----
         Total operating expenses               87.8      86.6
                                               -----     -----
Operating Income:                               12.2      13.4
     Other income (expense) - net                1.8      (0.1)
                                               -----     -----
Income before income taxes                      14.0      13.3
Provision for income taxes                       5.6       5.2
                                               -----     -----
Net Income                                       8.4 %     8.1 %
                                               =====     =====

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE. Net patient service revenue increased from $20.7 million in 1997 to $54.9 million in 1998, an increase of $34.2 million, or 165%. The increase in patient service revenue was primarily attributable to an increase in the number of physicians affiliated with us to 82 physicians at December 31, 1998 as compared with 46 physicians at December 31, 1997. Patient service revenue generated by physicians who were affiliated with us for both 1997 and 1998 increased on average 12% per physician. Capitation revenues increased from $3.6 million in 1997 to $4.9 million in 1998, an increase of $1.3 million, or 36%. The increase in capitation revenues was primarily attributable to an increase in the aggregate number of enrollees to approximately 431,000 at December 31, 1998 as compared to approximately 315,000 at December 31, 1997, an increase of approximately 116,000 enrollees, or 37%. Management fees increased from $169,000 in 1997 to $1.2 million in 1998 primarily as a result of transitional management fees earned in conjunction with integration of our acquired affiliated practices. For 1998, we recorded as revenue earnings from our 17.5% equity interest in Atlanta Surgery Center, which we acquired in September 1998, in the amount of $630,000.

         As a result of the foregoing factors, our net revenue increased to $61.6 million in 1998 as compared with $24.5 million in 1997, an increase of $37.1 million or 152%.

PROVIDER CLAIMS, WAGES AND BENEFITS. Provider claims, wages and benefits, which includes physician compensation, increased to $38.3 million in 1998 from $16.7 million in 1997, an increase of $21.6 million or 129%. The dollar increase in provider claims, wages, and benefits was primarily attributable to the addition of non-medical personnel at our affiliated practices required to support the increase in the number of affiliated physician groups managed by us. As a percent of net revenue, provider claims, wages and benefits decreased to 62% in 1998 from 68% in 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $13.1 million in 1998 from $4.4 million in 1997, an increase of $8.7 million or 198%. This increase was primarily attributable to the addition of personnel and greater support costs associated with our rapid expansion since March 1997. As a percent of net revenue, general and administrative expenses increased to 21% in 1998 as compared to 18% in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $1.8 million in 1998 from $377,000 in 1997, an increase of $1.4 million or 377%. The increase was primarily the result of the increases in intangible assets, or goodwill, resulting from additional acquisitions and resulting increases in amortization of intangible assets associated with these acquisitions, as well as investments in equipment, leasehold improvements and management information systems and resulting increases in depreciation of these assets. As a percent of net revenue, depreciation and amortization expense increased to 3% in 1998 from 1.5% in 1997.

OTHER INCOME (EXPENSE). Other expense for 1998 was $54,000 representing interest expense related primarily to the subordinated seller notes and borrowings and the commitment fee in conjunction with our $45 million senior credit facility which was offset by interest income earned on the short term investment of excess cash and cash equivalents. Other income for 1997 was $429,000 and was derived from interest income earned on the short term investment of cash and cash equivalents of our initial public offering proceeds, net of amounts of immaterial interest.

INCOME TAXES. Income taxes were provided for at 39% and 40% effective tax rates for 1998 and 1997, respectively.

NET INCOME. As a result of the foregoing factors, net income increased to $5.0 million in 1998 as compared to $2.1 million in 1997, an increase of $2.9 million or 143%.

QUARTERLY RESULTS

         The following table presents certain unaudited quarterly financial data for each of the quarters during the years ended December 31, 1997 and 1998. This information has been prepared on the same basis as our consolidated financial statements appearing elsewhere in this Form 10-K and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with our consolidated financial statements and the notes thereto. We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and net income primarily relating to the timing of acquisitions and seasonable variations. As a result, the operating results for any quarter are not necessary indicative of results for any future period or for the full year.


                                                         1997                                        1998
                                   ---------------------------------------       -------------------------------------------------
                                   FIRST    SECOND      THIRD       FOURTH       FIRST        SECOND      THIRD        FOURTH
                                   -----    ------      -----       ------       ------       ------      -----        ------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUE                       $ 634     $6,263      $7,785      $9,806      $12,004      $14,213      $16,613      $18,771
OPERATING INCOME                     20        720         962       1,291        1,539        1,718        2,306        2,708
NET INCOME                           20        512         664         864          957        1,124        1,357        1,572
BASIC NET INCOME PER SHARE        $0.02     $ 0.09      $ 0.11      $ 0.14      $  0.15      $  0.15      $  0.15      $  0.18
DILUTED NET INCOME PER SHARE      $0.02     $ 0.09      $ 0.11      $ 0.13      $  0.14      $  0.14      $  0.15      $  0.17

LIQUIDITY AND CAPITAL RESOURCES

         We utilize capital primarily:

         -        to acquire assets or equity of physician practices;

         -        to acquire equipment utilized by our affiliated practices;

         - to fund corporate capital expenditures including management information systems; and

         -        to fund ongoing corporate working capital requirements.

         At December 31, 1998, we had working capital of $18.4 million compared to $10.5 million at December 31, 1997, an increase of $7.9 million. The increase in working capital was due primarily to an increase in net accounts receivable of $6.9 million relating to the increase in the number of affiliated physician groups managed by us.

         For the year ended December 31, 1998, net cash provided by operating activities was $1.4 million compared to net cash used in operating activities of $1.3 million for the year ended December 31, 1997. Net cash provided by operating activities for the year ended December 31, 1998 consists of our net income, increased by non-cash expenses such as depreciation and amortization, and decreased by the non-cash earnings from our 17.5% interest in Atlanta Surgery Center, and adjusted by changes in the components of working capital, primarily accounts receivable and income taxes. For the year ended December 31, 1998, we remitted estimated income tax payments of $3.7 million related to our pre-tax earnings and the realization of accounts receivable acquired in connection with physician practice acquisitions having zero basis for income tax purposes.

         Net cash used in investing activities was $21.8 million for the year ended December 31, 1998 compared to $5.7 million for the year ended December 31, 1997. Our uses of cash in investing activities related exclusively to physician practice acquisitions and capital expenditures in both the 1998 and 1997 periods. In 1998 we received a distribution from our 17.5% interest in Atlanta Surgery Center of approximately $320,000.

         Net cash provided by financing activity was $20.0 million for the year ended December 31, 1998 compared to $12.2 million for the year ended December 31, 1997. We realized net proceeds of $16.5 million in connection with a public offering of 2,307,540 shares of our common stock on May 15, 1998. In addition in 1998 we borrowed $3.7 million under our $45 million credit facility. In 1997 we realized proceeds of $14.3 million in connection with our initial public offering of which $2.3 million was utilized to extinguish debt assumed in connection with physician practice asset acquisitions.

         On July 31, 1998, we closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland. Our $45 million credit facility replaced our $20 million senior credit facility. Borrowings under our credit facility:

         - are secured by the assignment to the banks of our stock in all of our subsidiaries and our accounts receivable, including the accounts receivable assigned to us by affiliated practices pursuant to our management services agreements;

         - are guaranteed by all our subsidiaries, including future subsidiaries; and

         -        restrict us from pledging our assets to any other party.

Advances under our credit facility will be used to fund acquisitions and working capital, will be governed by a borrowing base related primarily to our earnings before interest, taxes, depreciation and amortization and will bear interest, at our option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by us as an indicator of our ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. Our credit facility contains affirmative and negative covenants which, among other things, require us to maintain certain financial ratios, including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage, limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians acquisitions, investments and advances to subsidiaries, and restrict changes in management and our business. We were in compliance with the debt covenants at December 31, 1998. At March 29, 1999, we had borrowings of $3.75 million under our credit facility.

         Several multi-specialty companies in the physician practice management industry have discontinued physician practice management activities or divested assets related to physician practice management or announced plans to do so. Other physician practice management companies have completed or announced transactions, including mergers, recapitalizations or other corporate transactions, as a result of which they are no longer public companies. As a result of these trends and the depressed stock prices of physician practice management companies, we believe that physician practice management companies may generally experience a decrease in practice acquisition activity and an associated slow down in revenue growth attributable to practice acquisitions. Consistent with our market driven strategy, we focus primarily on practice and ancilliary services acquisitions in markets in which we already manage ENT practices and to a lesser extent, in new markets.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that results from transactions and other economic events other than transactions with its stockholders. SFAS No. 130 was effective for the year beginning January 1, 1998. For us, comprehensive income equals net income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for our financial statements for the year ended December 31, 1998. We consider our entire business as one reporting segment: providing comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head, and neck and related specialties.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits," which require disclosure of additional information about the cost and financial status of pension and postretirement plans. SFAS No. 132 was effective for financial statements for the year ended December 31, 1997. SFAS No. 132 did not require any significant disclosures or revision of prior disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosing information about for derivative instruments. SFAS No. 133 is effective for financial statements for our fiscal quarter beginning July 1, 1999. We do not expect SFAS No. 133 will have a significant effect on our current financial reporting.

YEAR 2000

         The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or miscalculations which could disrupt our operations and adversely affect our cash flows and results of operations.

         We recognize the importance of the Year 2000 issue and have given it high priority. Our objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying products and information technology ("IT") systems and non-IT systems so that such systems and software will perform as intended and information and dates can be processed with expected results. The scope of our compliance efforts include (i) identification and assessment of risks, including the risks of non-compliance by third parties,
(ii) development of remediation and contingency plans, (iii) implementation and
(iv) testing.

         There are three major IT system applications that we rely upon to process transactions and provide information for managing our operations. These applications have been identified as follows:

         -        accounting and financial reporting system;
         -        practice management billing and accounts receivable systems;
                  and
         -        capitated claims processing and reporting system.

         Accounting and financial reporting system. During 1998 we fully implemented the Great Plains accounting and financial reporting software applications at all of our affiliated practices, our subsidiaries and our corporate locations. The Great Plains accounting package has been modified and tested and we believe it is Year 2000 compliant.

         Practice management billing and accounts receivable systems. Our affiliated practices currently utilize software packages which were developed by large third party software development companies such as Medic, Medical Manager, Verysis and Reynolds & Reynolds. We have been in contact with all of these companies and believe that all Year 2000 compliant modified programs will be fully tested and implemented by us and our affiliates during the second quarter of 1999.

         Capitated claims processing and reporting system. We have internally developed a proprietary capitated claims processing and reporting system which we believe is Year 2000 compliant.

         We are also highly dependent on receiving payments from third party payors for capitated fees and for insurance reimbursement for claims submitted by our affiliated practices, and as such, the ability of such payors to process claims submitted by affiliated practices accurately and timely, constitutes a significant risk to our cash flow and could materially adversely affect our operations. We and our affiliated practices have been or will be in communication with these payors to ensure that these payors will be Year 2000 compliant and will be able to process claims uninterrupted. However, there can be no assurance that such third party payors will be Year 2000 compliant.

         Like virtually every company, we are at risk for the failure of major infrastructure providers to adequately address potential Year 2000 problems. We are highly dependent on a variety of public and private infrastructure providers to conduct our business. Failures of banking systems, basic utility providers, telecommunication providers and other services to achieve Year 2000 compliance, could have a material adverse effect on our ability and our affiliated practices' ability to conduct business. While we are aware of these risks, a complete assessment of all such risks is beyond the scope of our Year 2000 project.

         Through December 31, 1998, we have incurred costs of approximately $125,000 related to the Year 2000 issue. We do not anticipate that we will incur any additional material costs associated with addressing Year 2000 issues.

         Our current estimates of the amount of time and costs necessary to remediate and test our computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect our estimates of the amount of time and costs needed to modify and test our IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to:

         -        the availability and cost of personnel trained in this area;

         - the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems;

         -        unanticipated failures in our IT and non-IT systems; and

         - the planning and Year 2000 compliance success that third-parties attain.

         We cannot determine the impact of these potential developments on the current estimate of probable costs of making our IT and non-IT systems Year 2000 compliant. Accordingly, we are not able to estimate our possible future costs beyond the current estimate of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to us of making our IT and non-IT systems Year 2000 compliant. Such revisions in costs could have a material adverse impact on our results of operations in the quarterly period in which they are recorded. Although we consider it unlikely, such revisions could also have a material adverse effect on the business, financial condition or results of our operations. If Year 2000 compliance is not achieved, we have developed a contingency plan which includes:

         - increasing normal inventories of critical supplies for our affiliated practices prior to December 31, 1999;

         - ensuring an adequate line of bank credit if third party payor payments are disrupted; and

         - ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

SEASONALITY

         Our business is subject to seasonal patient visits to affiliated physicians. Fee-for-service revenue is typically lower during the third quarter of our fiscal year. This lower level of patient visits is attributable to physician vacations, patients returning to school and seasonal illness patterns. Capitated revenue, however, is not susceptible to seasonal influences. Quarterly results also may be materially affected by the timing of acquisitions and the timing and magnitude of costs related to acquisitions. Results for any quarter, therefore, may not necessarily be indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of our fiscal year.

RISK FACTORS

         You should review the following factors carefully, in conjunction with the other information in this Report and our consolidated financial statements. These factors could cause our actual results to differ materially from those we currently anticipate and contained in forward-looking statements made in this Report and presented elsewhere by our management from time to time. See "Note Regarding Forward Looking Statements."

COMPANY RISKS

We have a limited operating history and may not be able to manage and integrate affiliating practices.

         We were formed in July 1996 and prior to our affiliation with physician practices in March 1997, we had no history of operations. Since that time, we have acquired several ENT physician practices. If we do not successfully integrate our affiliated practices or any future affiliating practices our operations and financial condition would be materially adversely affected.

         Before we acquired these practices, each physician practice operated as a separate independent entity. As a result, we have limited experience in integrating and managing multiple or multi-state physician practices and we have a relatively small number of management personnel conducing these activities. We also have limited experience in integrating and managing physician practices outside the Atlanta area. We cannot predict whether we will be able to:

         - successfully manage physician practices outside of the metropolitan Atlanta area;

         - successfully integrate the operations of our affiliated physician practices or future affiliating practices; and

         - implement our company-wide systems and procedures necessary to successfully manage the combined business on a profitable basis.

Our operating results may be adversely affected by our acquisition strategy.

         Our strategy of growth through acquisitions presents risks that could materially adversely affect our business, results of operations or financial condition, including:

         -        the diversion of management's attention;

- the assimilation of the operations and personnel of affiliated practices;

- the contingent and latent risks associated with the past operations of and other unanticipated problems arising in affiliated practices;

-        increased competition for acquisition opportunities;

- the need to hire and retain additional management and administrative personnel and expand operational systems;

- charges to operations for depreciation and amortization and, to the extent debt financing is used, interest expense; and

- if we issue equity securities in connection with future acquisitions or seek additional equity financings, our existing stockholders will experience dilution.

     We cannot predict whether:

- we can effectively implement our acquisition strategy or that such strategy will be successful;

- we will be able to affiliate with physician practices on terms favorable to us;

- the operations of any practices we acquire can be successfully integrated into our business;

-        we will realize any benefits of the affiliations;

- there will be substantial unanticipated costs associated with new acquisitions; or

- we can profitably provide management services to any specialty physician practices that may be acquired in the future.

         The failure to manage growth effectively could materially adversely affect our operations and financial condition. Our ability to consummate future acquisitions depends to a significant extent on the efforts of Gerald R. Benjamin, our Vice Chairman and Secretary. We are evaluating and are in various stages of discussions in connection with the potential acquisition of assets or equity of several ENT physician practices and related specialty practices and ancillary service providers. However, we have no agreements or arrangements with respect to the terms of any particular acquisitions and we may not be able to complete any additional acquisitions. Several multi-specialty companies in the physician practice management industry have discontinued physician practice management activities or divested assets related to physician practice management or announced plans to do so. Other physician practice management companies have completed or announced transactions, including mergers, recapitalizations or other corporate transactions, as a result of which they are no longer public companies. As a result of these trends and the depressed stock prices of physician practice management companies, we believe that physician practice management companies may generally experience a decrease in practice acquisition activity and an associated slow down in revenue growth attributable to practice acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We depend on our affiliated physicians.

         If we are unable to retain our affiliated physicians our operations will be adversely affected. Our revenues depend primarily on:

-        the fees and revenues generated by affiliated physicians;

- the continued participation of affiliated physicians providing medical services to enrollees of managed care companies that we have capitated contracts with; and

- to a lesser extent, independent physicians contracting with us to participate in provider networks which we have developed.

         In particular, 65 of 92 of our affiliated physicians are employed by two of our affiliated practices and generate a substantial portion of our revenue. We cannot predict the continued services of any particular physician. Physicians providing medical services under our managed care contracts can typically terminate their agreements to provide these services by providing notice of such termination to the payor. Termination of these agreements by such physicians may result in termination by the payor of a managed care contract between us and the payor. Any material loss of revenue by affiliated physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could materially adversely affect our operations and financial condition.

Our operating results may be adversely affected by over-utilization by managed care enrollees and reduction of capitated rates.

         Under our capitated contracts, we typically accept a pre-determined amount for professional services per patient per month from the payor in exchange for arranging for the provision of all covered professional services to the enrollees under the agreement. To the extent that the enrollees covered by such managed care contracts require more frequent or extensive care than is anticipated:

-        our operating margins could be reduced; and

- the revenues derived from such contracts could be insufficient to cover the costs of the services provided.

In either event, our operations and financial condition could be materially adversely affected.

         Capitated contracts pass much of the financial risk of providing care, such as over-utilization, from the payor to the provider. We compensate physicians on a discounted fee-for-service or contact capitation basis for providing ENT medical and surgical professional services to enrollees of a managed care company. We incur costs based on the frequency and extent of professional services provided by such physicians, but only receive a fixed fee for agreeing to provide such services.

         As an increasing percentage of patients enroll in managed care arrangements, our future success and ability to expand will depend in part upon our ability to:

- negotiate and renew on behalf of physicians, contracts with managed care payors on terms favorable to us;

- increase the number of managed care enrollees served by physicians providing services under our managed care contracts;

- contract on a favorable basis with additional physicians to provide medical professional services to such enrollees; and

- effectively manage health care costs through various methods, including competitive pricing and utilization management and review for purchased services.

The proliferation of capitated contracts in markets served by us could result in decreased predictability of operating margins. We cannot predict whether:

- we will be able to negotiate or renew, on behalf of physicians, satisfactory arrangements on a capitated basis;

- we will be able to contract with sufficient numbers of physicians to meet the requirements of managed care organizations; or

-        that such arrangements will be profitable to us in the future.

         Our capitated managed care contracts together accounted for approximately 8.0% of our net revenue for the year ended December 31, 1998. Our capitated managed care agreements are generally subject to 90 to 120 day cancellation by either party, and certain contracts are subject to periodic renegotiation of rates, covered benefits and other terms and conditions. We cannot predict whether we will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to us and the physicians providing medical services. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could materially adversely affect our operations and financial condition.

         In addition, in certain jurisdictions, capitated agreements in which the provider bears the risk are regulated under insurance laws. The degree to which these capitated arrangements are regulated by insurance laws varies on a state by state basis. As a result, we may be limited in the states in which we have capitated arrangements and other states in which we may seek to enter into or arrange capitated agreements for physicians when those capitated contracts involve the assumption of risk.

Our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

         As of December 31, 1998, our indebtedness was approximately $11.3 million, representing approximately 19.5% of our total capitalization. Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

- a substantial portion of our cash flow from operations will be used to service our indebtedness;

- charges for interest expense adversely affect our results of operations;

- reduced funds are available for operations, business opportunities and other purposes;

- our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

- we are more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

- if we default under any of our debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Any of these risks may materially adversely affect our operations and financial condition and adversely affect our stock price.

Our indebtedness as of December 31, 1998 consisted of:

- borrowings under our credit facility in the aggregate amount of approximately $3.8 million;

- long-term subordinated promissory notes in the aggregate principal amount of approximately $7.6 million, which promissory notes have varying maturity dates and interest rates ranging from 5.6% to 6.0%; and

- contingent promissory notes in the aggregate principal amount of approximately $3.8 million, payable only if the holders of the notes achieve certain performance thresholds.

We will incur additional indebtedness, including additional borrowings under our credit facility, for future acquisitions and integration and management of acquired practices. We may also issue our securities in connection with future transactions or seek additional equity financings, which could result in the dilution of existing equity positions.

Our credit facility restricts borrowings and certain activities and requires us to comply with financial requirements.

         Borrowings under our credit facility are governed by, among other factors, our earnings before interest, taxes, depreciation and amortization. We cannot predict whether:

- amounts available under our credit facility will be sufficient to fund future acquisitions; or

- if such amounts are not sufficient, that we will be able to obtain additional financing on terms acceptable to us or at all.

An inability to obtain such financing on favorable terms could limit our growth. Future borrowings under our credit facility will bear interest at variable rates. Accordingly, increases in interest rates would increase our interest expense and would adversely affect our cash flow and results of operations. In connection with our credit facility we:

-        are required to maintain certain financial ratios;

-        are restricted from engaging in certain activities; and

- have granted to the lenders a security interest in the capital stock of our subsidiaries and all of our accounts receivable, including the accounts receivable of affiliated practices assigned to us under our management services agreements.

In the event of a default under our credit facility or a bankruptcy, liquidation or our reorganization, such stock and assets would be available to the lenders to satisfy our obligations to such lenders before any payment could be made to our stockholders. As a result, our stockholders could lose all or a substantial portion of their investment in our common stock.

Our operating results may be adversely affected by reductions in reimbursement by third party payors.

         Both government and private payors have instituted cost containment measures designed to limit payments made to health care providers by:

-        reducing reimbursement rates;

-        limiting services covered;

-        increasing utilization review of services;

-        negotiating prospective or discounted contract pricing;

-        adopting capitation strategies; and

-        seeking competitive bids.

We believe that these trends will continue to result in a reduction of per patient revenue at our affiliated practices.

In addition, government reimbursement programs are subject to:

-        statutory and regulatory changes;

-        retroactive rate adjustments;

-        administrative rulings; and

-        government restrictions,

These reductions and trends materially decrease the range of services covered by such programs or the reimbursement rates paid for the medical services provided by our affiliated physicians which would have a material adverse effect on our operations and financial condition. Changes in the composition of third party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on our operating results. These measures may adversely affect:

- the amounts or types of services that may be reimbursable in the future; or

- the future reimbursement (including reductions in capitated rates) for any service offered by physicians.

         Substantially all of our revenue and the revenue of our affiliated practices has been, and are expected to continue to be, derived from:

-        managed care companies;

-        commercial insurers;

-        Medicare; and

-        other third party payors.

We depend on key personnel.

         Because we have a limited number of management personnel, we depend to a significant extent on our executive officers and key personnel, including:

- Ramie A. Tritt, M.D., our Chairman of the Board and President and a principal stockholder of Physicians' Specialty (and a principal stockholder of an affiliated practice);

-        Richard D. Ballard, our Chief Executive Officer; and

-        Lawrence P. Kraska, our Executive Vice President -- Operations.

In addition, our ability to consummate future acquisitions depends to a significant extent on the efforts of Gerald R. Benjamin, our Vice Chairman and Secretary. The loss of Dr. Tritt, Mr. Ballard, Mr. Benjamin or Mr. Kraska could materially adversely affect our business. We believe that our future success will depend in part upon our ability to attract and retain additional management personnel. Competition for these personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources. We cannot predict whether we will be successful in attracting or retaining these personnel.

We are subject to conflicts of interest with some of our affiliates.

         There have been and are currently agreements by and among us, certain affiliated practices, each of their respective officers, directors and affiliates, and entities controlled by such officers, directors and affiliates. In addition, Dr. Tritt is a physician at one of our affiliated practices and will be subject to competing demands on his time. In addition, we have agreements with Premier Health Care, of which Mr. Benjamin is a principal, relating to acquisitions and corporate transactions entitling Premier Health Care to fees in connection with these transactions. Any future transactions and agreements between us and such individuals and entities are subject to approval by a majority of the board of directors, including a majority of the independent directors.

Industry Risks

We face intense competition in the physician practice management industry.

         The physician practice management industry is highly competitive. We expect competition to increase as a result of the consolidation of the existing highly-fragmented health care delivery system into larger and more organized groups and networks of health care providers and ongoing cost containment pressures among other factors. We compete with:

-        physician practice management companies;

-        for-profit and nonprofit hospitals;

-        managed care companies;

-        physician practices; and

- other competitors seeking to affiliate with physicians or provide management services to physicians.

As compared to us, many of our competitors:

-        are significantly larger;

-        provide a wider variety of services;

-        have greater experience in providing health care management services;

- have longer established relationships with customers for these services; and

-        have access to substantially greater financial resources.

         Physicians are facing the challenge of providing quality patient care while experiencing:

-        rising costs;

-        strong competition for patients; and

- a general reduction of reimbursement rates by both private and government payors.

We believe that competition for patients is dependent upon, among other things:

-        the geographic coverage of affiliated practices;

-        the reputation and referral patterns of affiliated physicians; and

- the breadth of ENT and related specialty medical and surgical services provided by physicians practicing at affiliated practices.

Therefore, our success is dependent upon our ability or our affiliated practices' ability to recruit, train and retain qualified health care professionals in new and existing markets. We face competition for these personnel from:

-        other health care providers;

-        research and academic institutions;

-        government entities; and

-        other organizations.

We cannot predict whether we will be able to hire and retain a sufficient number of competent physicians and other health care professionals to operate and expand our business. Our inability to hire and retain such health care professionals could materially adversely affect our operations and financial condition.

         Concern over the rising cost of health care has led to the emergence and increased prominence of managed care and a resulting increase in competition for managed care contracts. Our ability to compete successfully for exclusive managed care contracts may depend upon our ability:

-        to manage utilization under such contracts; and

- to increase the number of physicians and other health care professionals included in our provider networks.


We compete for exclusive managed care contracts with

-        physician practice management companies;

-        multi-specialty physician practices; and

-        certain other entities.

We cannot predict whether managed care companies will seek to contract with an entity, such as us, that is affiliated with physicians providing services in a single specialty rather than an entity that is affiliated with physicians providing multi-specialty services. Our inability to enter into such arrangements in the future on behalf of our affiliated practices could materially adversely affect our operations and financial condition.

We are subject to antitrust laws.

         We and our affiliated practices are subject to federal and state antitrust statutes that prohibit anti-competitive activities by groups of competitors, including:

-        price fixing; and

-        market allocation.

The federal and state antitrust enforcement agencies have brought civil and criminal enforcement actions against the joint activities of physician organizations that violate antitrust laws. Anti-competitive activity may also be subject to private lawsuits by those injured by the activity. Collaboration regarding the pricing of services; market allocation; and certain other types of joint action, however, may be permissible in the context of an integrated joint venture if those activities are ancillary to otherwise legitimate purposes of the joint venture. The federal antitrust agencies, the Federal Trade Commission and the United States Department of Justice, have established "antitrust safety zones" for physician networks that meet certain criteria. The antitrust safety zones are for networks in which the providers:

- share substantial financial risk (e.g., capitation or substantial withholding); and

- constitute less than specified percentages (20% for exclusive networks and 30% for non-exclusive networks) of total providers in a specialty or subspecialty in the market.

Conduct outside the safety zones is not necessarily unlawful, but antitrust regulatory authorities will give greater scrutiny to the potential impact on overall competition. State antitrust agencies may or may not rely on antitrust analysis similar to that of the federal agencies. A determination that our operations violate federal or state antitrust laws could materially adversely affect our operations and financial condition. Regardless of the merit or eventual outcome of such a claim, an antitrust claim asserted by Federal or state antitrust agencies or a private party against us could:

-        be costly to defend;

-        consume management resources; and

-        adversely affect our operations and financial condition.

We are subject to various government regulations.

         The health care industry is highly regulated. We cannot predict whether the regulatory environment in which we operate will change significantly in the future. In general, regulation of health care companies is increasing. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before:

-        establishing certain types of health care facilities;

-        offering certain services; or

- making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

We cannot predict whether we will be required to obtain certificates of need for our activities. Federal and state laws also regulate HMOs and other managed care organizations. In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, we and our affiliated practices may become subject to compliance with additional regulations.

         We and our affiliated practices are also subject to federal, state and local laws addressing issues such as:

-        occupational health and safety;

-        employment;

-        medical leave;

-        insurance regulations;

-        civil rights and discrimination; and

-        medical waste and other environmental issues.

Federal, state and local governments are expanding, at an increasing rate, the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing our operating costs and reducing our profitability.

         Various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. These laws, among others, include:

-        the federal anti-kickback statute; and

-        the Stark Law.

The anti-kickback statute prohibits the offer, payment, solicitation or receipt of any direct or indirect remuneration in return for:

- the referral of patients for items or services for which payment may be made under Medicare, Medicaid or federally funded healthcare programs; or

- the ordering or arranging for the furnishing of items or services for which payment may be made under Medicare, Medicaid or federally-funded health care programs.

In April 1998, the Office of Inspector General of the Department of Health and Human Services issued an advisory opinion which states that a percentage based management arrangement between a physician practice management company and a physician group could violate the federal anti-kickback statute if one of the purposes of the arrangement is to compensate the management company for its efforts to arrange for referrals for the group through its services provided to the group, including marketing and advertising.

The Stark Law prohibits physicians' referrals for certain designated health services to entities with which they have financial relationships. Violations of these laws may result in:

-        substantial civil or criminal penalties;

-        denial of payment; and/or

- exclusion from participation in the Medicare, Medicaid and federally-funded health care programs.

To the extent that we are deemed to be a separate provider of medical services under our management services agreements and to receive referrals from physicians, the financial arrangements could be subject to scrutiny under the Stark Law or anti-kickback statute. One of our wholly owned subsidiaries does employ physicians, and as such, it does maintain a provider number. In addition, under separate statutes, submission of claims for payment that are not provided as claimed or are false, fictitious or fraudulent or misrepresent a material fact may lead to substantial civil or criminal penalties to us or one or more of our affiliated practices. It may also result in the exclusion from participation in the Medicare, Medicaid and federally-funded programs which could result in a significant loss of reimbursement. Our arrangements have not been the subject of Federal judicial or regulatory interpretation. A determination of liability under any such laws could result in substantial costs and penalties to us.

         Several states, including certain states in which we operate or may operate in the future, have adopted laws similar to the Stark Law and federal anti-kickback law that cover patients in private programs as well as government programs. In addition, the laws of many states, including certain states in which we operate or may operate in the future, also prohibit physicians from splitting fees with non-physicians. In Florida, the Florida Board of Medicine recently issued a declaratory statement, which has been stayed pending its appeal, indicating that certain types of arrangements between physicians and physician practice management companies may violate fee splitting and patient referral laws. If upheld such declaratory statement could be construed as prohibiting physician management companies from being compensated based on a percentage of the managed practice's revenues or profits. In addition, the declaratory statement could be construed as restricting the manner in which the management company provides marketing services to a managed practice.

         The laws of some states, including certain states in which we operate or may operate, prohibit non-physician entities from:

-        practicing medicine; or

- exercising control over the professional judgments or decisions of physicians concerning the treatment and diagnosis of patients.

These laws and their interpretation vary from state to state and are enforced by the courts and by regulatory authorities with material discretion. A determination of liability under any such laws could materially adversely affect our operations and financial condition.

         Our business operations have not been the subject of judicial or regulatory interpretation. We cannot predict whether:

- our business and our contractual arrangements with affiliated practices and any practices with which we have arrangements in the future will not be successfully challenged as constituting the unlicensed practice of medicine or unlawful splitting of fees by physicians with non-physicians;

- review of our business and our arrangements with affiliated practices by courts or regulatory authorities will not result in determinations that could adversely affect our operations; or

- the health care regulatory environment will change so as to restrict our operations or their expansion.

Additionally, any claim or proceeding asserted by state or federal agencies or a private person against us or our affiliated practices could:

-        be costly to defend;

-        consume management resources; and

- adversely affect our reputation and business regardless of the merit or eventual outcome of such claim.

The regulatory requirements of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify our operational structure to conform with such regulatory requirements. Any limitation on our ability to expand could materially adversely affect our operations and financial condition.

Our operations could be affected by health care reform.

         Political, economic and regulatory influences are continuously subjecting the health care industry in the United States to fundamental change. On August 5, 1997, President Clinton signed the Balanced Budget Act which contemplates savings of $115 billion in Medicare spending and $13 billion in Medicaid spending over the five-year period from 1998 to 2002. The savings will result primarily from reductions in reimbursements to providers due to several factors, including but not limited to:

- alterations in the methodology for calculating physician fee schedule payments;

- application of a budget neutrality adjustment to prevent physician fees from increasing above a certain aggregate amount; and

- expansion of options for Medicare delivery including provider-sponsored organizations, HMOs, preferred provider organizations and private fee-for-service plans.

The Balanced Budget Act also establishes more stringent sanctions for convictions of health care related crimes including:

- permanent exclusion from participation in the Medicare program after conviction of three health care related crimes; and

- imposition of civil monetary penalties for violations of the federal anti-kickback statute.

Due to the enactment of this health care reform and uncertain interpretation of these reform measures by regulatory authorities, it is difficult to determine the impact that this reform will have upon us and our affiliated physicians. We cannot predict whether these reform measures will materially adversely affect our operations and financial condition. In addition to federal health care reform, some states in which we operate or may operate in the future are also considering various health care reform proposals. We anticipate that both federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies and that additional reforms will likely occur in the future. Due to uncertainties regarding the additional reforms and their enactment and implementation, we cannot predict:

-        which, if any, reform proposals will be adopted;

-        when they may be adopted; or

-        what impact they may have on us.

The actual announcement by competitors and third party payors of their strategies to respond to such initiatives or reforms, could produce volatility in the trading and market price of our common stock.

We may become a party to legal proceedings which may adversely affect our results of operations and financial condition.

         The provision of health care services entails the substantial risk of potential claims of medical malpractice and similar claims. We do not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to our affiliated physicians. We cannot predict whether claims will be asserted against us in the event that services provided by our affiliated physicians are alleged to have resulted in injury or other adverse effects. Medical malpractice claims have been asserted and are pending against a number of managed care companies. In addition, legislation has been proposed in various states expressly providing for medical malpractice liability for managed care companies. In the event that regulatory authorities determine that we are a managed care company, the enactment of any such laws could materially adversely affect our operations and financial condition. Successful malpractice claims could exceed the limits of our insurance. We cannot predict whether:

- we will be able to renew our insurance on commercially reasonable terms; or

-        our insurance will provide adequate coverage against potential claims.

Regardless of the merit or eventual outcome of a malpractice claim asserted against us, such claim could:

-        be costly to defend;

-        consume management resources; and

-        could adversely affect our reputation and business.

In connection with our acquisition of affiliated practices, we may assume or acquire certain of the stated liabilities of such practices. Therefore, claims may be asserted against us for events related to an affiliated practice that occurred prior to its affiliation with us. We cannot predict whether any successful claims will exceed applicable policy limits of the insurance coverage maintained by us or such affiliated practices.

We are subject to rapid technological change in the health care information industry.

         The health care information industry is relatively new and is experiencing:

-        rapid technological change;

-        changes in physician and payor needs;

-        frequent new product introductions; and

-        evolving industry standards.

As the computer and software industries continue to experience rapid technological change, we must be able to adapt quickly and successfully update our clinical information systems so that they continue to integrate well with the computer platforms and other software employed by affiliated physicians. We may experience difficulties that could delay or prevent the successful development and introduction of system enhancements or new systems in response to technological changes. Our inability to respond to technological changes in a timely and cost-effective manner could materially adversely affect our operations and financial condition by reducing our ability to:

-        facilitate receipt of accounts receivable of affiliated practices; and

- efficiently and accurately analyze and anticipate the costs incurred by associated physicians providing medical services pursuant to capitated managed care contracts.

We may incur significant costs if our systems are not Year 2000 compliant.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If our information technology and non-information technology systems fail to achieve Year 2000 compliance we would have to:

- purchase additional hardware and software components to update and enhance such systems; or

-        purchase new systems which are Year 2000 compliant.

We cannot predict whether these costs would be material to our operations and financial condition. The failure of such systems to achieve Year 2000 compliance could result in:

-        a slow down of our operations;

-        adverse publicity;

-        delays in collecting our accounts receivable; and

-        delays in processing accounts payable.

         We have commenced review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and have developed an implementation plan to resolve the issue. We have established a project team to assess, test and modify our information technology and non-information technology systems. Our project team is also responsible for contacting and determining the readiness of our affiliated practices and third parties, including our payors.

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within our control. We cannot predict whether we, our affiliated practices, third parties or our payors will achieve Year 2000 compliance. If such compliance is not achieved, we have developed a contingency plan which includes:

- increasing normal inventories of critical supplies for our affiliated practices prior to December 31, 1999;

- ensuring an adequate line of bank credit if third party payor payments are disrupted; and

- ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

Control by Stockholders

Our existing officers, directors and principal stockholders control Physicians' Specialty reducing the influence of our other stockholders.

         As of March 29, 1999,

- Ramie A. Tritt, our Chairman of the Board and President, beneficially owned approximately 19% of our outstanding common stock;

- the other physicians at Atlanta ENT, an affiliated practice (excluding Dr. Tritt, the President of Atlanta ENT) in the aggregate beneficially owned approximately 17% of our outstanding common stock; and

- our other officers and directors (excluding Dr. Tritt) in the aggregate beneficially owned approximately 8% of our outstanding common stock.

As a result, these stockholders may be able to influence significantly:

-        the election of our directors; and

- the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little influence over matters submitted for stockholder approval. The influence by these stockholders could preclude any unsolicited acquisition of us and consequently adversely affect the market price of our common stock.

Anti-takeover provisions may adversely affect our stockholders.

Our board of directors may issue, without stockholder approval, shares of preferred stock with such terms and conditions as our board of directors may determine in its sole discretion. The preferred stock could have voting, liquidation, dividend or other rights superior to the common stock. Therefore, if we issue preferred stock, our common stockholders' rights may be adversely affected. We are also subject to a Delaware statute regulating business combinations. Upon the occurrence of certain events, including a merger and a sale of all or substantially all of our assets, all outstanding options under our stock option plans will become immediately exercisable. The employment agreements with our executive officers allow for termination by the executives and the payment of severance compensation to the executives upon a change of control of Physicians' Specialty.

         Any of these provisions could:

- discourage, hinder or preclude an unsolicited acquisition of Physicians' Specialty;

- make it less likely that our stockholders receive a premium for their shares as a result of any such attempt; and

-        adversely affect the market price of our common stock.

Stock and Market Risks

Our stock price may be volatile.

         The stock prices of companies in the physician practice management industry have experienced significant price and volume fluctuations that are unrelated to operating performance. These market fluctuations may adversely affect our stock price. Factors which may affect our stock price also include:

- perceptions about conditions in the physician practice management and health care industries;

-        variations in our quarterly operating results;

-        changes in estimates of our earnings;

-        the impact of various health care reform proposals; and

-        general economic conditions.

These market fluctuations could have an adverse effect on the market price or liquidity of our common stock.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise new funds.

         Sales of shares of stock by current stockholders could have an adverse effect on our stock price. As of March 29, 1999, we had 9,172,025 shares of common stock outstanding. Substantially all of these shares are eligible for sale without restriction under Rule 144.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of Physicians' Specialty as that term is defined under the Act, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

-        one percent of the then outstanding shares of our common stock; or

- the average weekly trading volume in our common stock during the four calendar weeks preceding such sale.

Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements.

         In addition, an aggregate of 2,250,000 shares of our common stock issued or issuable pursuant to our stock purchase plan or upon exercise of options granted or to be granted under our 1996 Stock Option Plan are eligible, upon exercise, for sale to the public pursuant to our registration statements on Form S-8. The holders of an aggregate of approximately 4,600,000 shares of common stock and warrants to purchase shares of our common stock have certain registration rights with respect to their shares of common stock, which rights are currently exercisable.

         The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and impair our ability to raise additional capital in the future.

Additional shares of our common stock may be issued if options or warrants are exercised, causing dilution to our stockholders.

         We have outstanding at March 29, 1999:

- options to purchase 1,400,940 shares of common stock under our 1996 Stock Option Plan; and

- options to purchase 103,500 shares of common stock under our 1996 HealthCare Professionals Stock Option Plan; and

-        warrants to purchase 220,000 shares of common stock.

         The existence of these securities may adversely affect us or our stockholders for many reasons, including:

-        the market price of our stock may be adversely affected;

- if any of these securities are exercised, the value of the stock held by our stockholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;

- these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock;

- the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

         Holders of warrants and options are also likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options.

We do not intend to pay dividends to our stockholders.

         We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We currently intend to retain all earnings, if any, for the development of our business.
Our credit facility contains restrictions on the payment of dividends.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

         An index to Consolidated Financial Statements appears on page F-1.

     2. Schedules

         All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Reports on Form 8-K

         We filed a report on Form 8-K on October 28, 1998 reporting information under Item 5 and a report on Form 8-K on January 13, 1999 reporting information under Item 2.

(c) Exhibits


 EXHIBIT
 NUMBER            DESCRIPTION
 ------            -----------
  3.1         --   Certificate of Incorporation of the Registrant. (1)
  3.2         --   Amended and Restated By-laws of the Registrant. (1)
  4.1         --   Promissory Notes issued by the Registrant in connection with certain acquisitions. (6)
 10.1         --   Asset Acquisition Agreement dated November 26, 1996 between the
                   Registrant, PSC Management Corp. ("PSC Management") and Atlanta Ear,
                   Nose & Throat Associates, P.C.("Atlanta ENT"). (1)
 10.2         --   Acquisition Agreement dated November 26, 1996 between the Registrant,
                   PSC Acquisition Corp. and Ramie A. Tritt, M.D. (1)
 10.3         --   Amended and Restated Employment Agreement between the Registrant and
                   Ramie A. Tritt, M.D. dated as of February 10, 1997.(1)
 10.4         --   Employment Agreement between the Registrant and Richard D. Ballard dated as of November 26, 1996. (1)
 10.5         --   Employment Agreement between the Registrant and Gerald R. Benjamin dated as of M.D. dated as of November 26, 1996. (1)
 10.6         --   Management Services Agreement to be entered into between the Registrant,
                   PSC Management Corp. and Atlanta ENT. (1)
 10.8         --   Form of Registration Rights Agreement. (1)
10.10         --   Lease Agreement for office space located at The Medical Quarters, 5555
                   Peachtree Dunwoody Road, Suite 235, Atlanta, Georgia dated October 1, 1988 between Atlanta ENT and Ramie Tritt, M.D., as amended. (1)

10.11         --   Lease Agreement for office space located at the Gwinnett Medical Building,
                   3540, Duluth Park Lane, Duluth Georgia dated December 29, 1989 between
                   Duluth Professional Center, L.P., Gwinnett Pulmonology, P.C. and Atlanta
                   ENT, as amended. (1)
10.12         --   Lease Agreement for office space located at Eastside Physicians Center, 1700
                   Tree Lane, Snellville, Georgia dated July 11, 1994 and effective June 1, 1995 between Atlanta ENT and Eastside Physicians Center, L.P. (1)
10.13(b)      --   1996 Stock Option Plan, as amended.
10.14         --   1996 Health Care Professionals Stock Option Plan. (1)
10.15         --   Form of Indemnification Agreement. (1)
10.16         --   Group Practice Managed Care Agreement dated September 1, 1992 by and between CIGNA HealthCare of Georgia, Inc. and The ENT Center of Atlanta,
                   Inc. +(1)
10.18         --   Agreement dated June 1, 1995 by and between United HealthCare of Georgia,
                   Inc. and Atlanta ENT Center for Physicians, Inc. +(1)
10.23         --   Employment Agreement between the Registrant and Robert A. DiProva dated as of January 6, 1997. (1)
10.24         --   Employment Agreement between the Registrant and Lawrence P. Kraska dated as of February 11, 1997. (1)
10.25         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and Metropolitan Ear, Nose & Throat, P.C.(1)
10.26         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and Atlanta Head and Neck Surgery, P.C.(1)
10.27         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and  Ear, Nose & Throat, Associates P.C.(1)
10.28         --   Acquisition Agreement dated as of February 20, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and W.J. Cornay, III, M.D., P.C. (1)
10.34         --   Agreement dated May 19, 1997 by and between the Registrant and Premier
                   HealthCare. (3)
10.35         --   Management Services Agreement dated July 1, 1997 by and among New
                   Allatoona E.N.T. & Facial Plastic Surgery, P.C., Thomas U. Muller, M.D.,
                   PSC Management Corp. and the Registrant. (4)
10.36         --   Management Services Agreement dated September 22, 1997 by and among
                   New Otolaryngology  Medical and Surgical Associates, Ltd., PSC
                   Management Corp. and the Registrant. +(4)
10.37              Specialist Group Physician Agreement dated August 1, 1997 by and between
                   AHI Medical Group Atlanta, P.C. and ENT Center of Atlanta, Inc. +(4)
10.38         --   Lease dated July 31, 1997 by and between the Registrant and Pavilion
                   Partners, L.P.(4)
10.39         --   Stock Purchase Agreement dated as of October 31, 1997 by and among the
                   Registrant, PSC Management Corp., South Florida Otolaryngology, Inc. and
                   the other parties named therein. (5)

10.41         --   Management Services Agreement dated October 31, 1997 by and among New
                   Ear, Nose & Throat Associates of South Florida, P.A., PSC Management
                   Corp. and the Registrant. (6)
10.42(a)      --   1997 Employee Stock Purchase Plan, as amended. (7)
10.43         --   Amendment No. 1 to Restated and Amended Lease Agreement dated January
                   1, 1998 between Ramie A. Tritt, M.D. and the Registrant as successor in interest to Atlanta ENT. (6)
10.44         --   Amendment dated March 19, 1998 to Agreement dated May 19, 1997 by and between the Registrant and Premium HealthCare. (6)
10.45         --   Amendment No. 1 to Employment Agreement dated as of March 25, 1998 between the Registrant and Gerald R. Benjamin. (8)
10.46         --   Stock Purchase Agreement dated as of May 1, 1998 by and among the
                   Registrant, PSC Acquisition and the other parties named therein. (7)
10.47         --   Management Services Agreement dated May 27, 1998 among the Registrant,
                   PSC Management Corp. and ENT Associates LLP. (9)
10.48         --   Management Services Agreement dated May 27, 1998 among the Registrant,
                   PSC Management Corp. and ENT Associates of New Jersey, P.C. (9)
10.49         --   Termination Letter terminating the Stock Purchase Agreement dated May 22,
                   1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein. (9)
10.50         --   Stock Purchase Agreement dated as of May 27, 1998 by and among the
                   Registrant, PSC Acquisition Corp. and the other parties named therein
                   (superseding the Stock Purchase Agreement dated as of May 1, 1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein and filed as Exhibit 10.40 to the Registrant's Quarterly Report on
                   Form 10-Q for the three months ended March 31, 1998). (9)
10.51         --   Promissory Note in the Principal Amount of $6,401,986 issued by PSC
                   Acquisition Corp and PSC Management Corp. and guarantied by the
                   Registrant to Kurzman & Kisenberg, LLP as agent for the parties named therein. (9)
10.52         --   Provider Agreement dated June 12, 1998 by and between the Morgan Health
                   Group, and ENT Center of Atlanta, Inc. a wholly-owned subsidiary of the
                   Registrant. +(10)
10.53         --   Amended and Restated Credit Agreement dated as of July 31,
                   1998 by and among the Registrant, as borrower, and the
                   financial institutions party thereto.(11)
10.54         --   Network Agreement dated October 1, 1998 between United HealthCare of
                   Alabama, Inc. and Alabama ENT Center, Inc. +(11)
10.55         --   Amended and Restated Clinic Services Agreement dated October 1, 1998 by and among Cleveland Ear, Nose and Throat Center, Inc., PSC Management
                   Corp. and the Registrant. (11)
10.56         --   First Amendment to Amended and Restated Clinic Services Agreement
                   effective as of January 1, 1999 by and among Cleveland Ear, Nose and Throat
                   Center, Inc., PSC Management Corp. and the Registrant. (12)

10.57         --   Amended and Restated Management Services Agreement dated March 1,
                   1999 among the Registrant, PSC Management Corp. and ENT Associates,
                   LLP.
21.1          --   Subsidiaries of the Registrant.
23.1          --   Consent of Arthur Andersen LLP.
27.1          --   Financial Data Schedule (for SEC use only).

----------

 + Confidential treatment was granted with respect to portions of this exhibit.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-17091) declared effective on March 20, 1997.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1997.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 24, 1998.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1(File No. 333-50419).
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 1998.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1998.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 13, 1999.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and 14(a):

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants ................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998 ............  F-3

Consolidated Statements of Operations for the period from inception
  (July 31, 1996) to December 31, 1996 and for the years ended
  December 31, 1997 and 1998 ............................................  F-4

Consolidated Statements of Stockholders' Equity for the period from inception (July 31, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998 ......................................  F-5

Consolidated Statements of Cash Flows for the period from inception
  (July 31, 1996) to December 31, 1996 and for the years ended
  December 31, 1997 and 1998 ............................................  F-6

Notes to Consolidated Financial Statements ..............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors of
Physicians' Specialty Corp.:


We have audited the accompanying consolidated balance sheets of PHYSICIANS' SPECIALTY CORP. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (July 31, 1996) to December 31, 1996 and for each of the two years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians' Specialty Corp. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the period from inception (July 31, 1996) to December 31, 1996 and for each of the two years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 10, 1999

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998





                                          ASSETS
                                                                                            1997          1998
                                                                                        -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                           $  5,351,639   $  4,925,501
   Accounts receivable, net of allowance for doubtful accounts of $261,714 and
      $1,700,016  at December 31, 1997 and 1998, respectively                             9,273,565     16,166,944
   Notes receivable                                                                          81,682         80,000
   Prepayments and other                                                                    335,650      1,730,825
   Deferred income taxes                                                                          0         48,245
                                                                                        -----------    -----------
            Total current assets                                                         15,042,536     22,951,515

EQUIPMENT, NET                                                                            3,431,707      8,861,850

INTANGIBLE ASSETS, NET                                                                   11,793,777     26,267,950

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                           0      5,396,609

OTHER ASSETS                                                                                330,338        207,231
                                                                                        -----------    -----------
            Total assets                                                                $30,598,358    $63,685,155
                                                                                        ===========    ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $    397,185   $  2,012,658
   Due to physicians                                                                      1,177,009              0
   Accrued expenses                                                                       1,701,667      1,978,868
   Accrued income taxes                                                                     321,302              0
   Provider claims payable                                                                  637,726        572,247
   Deferred income taxes                                                                    338,218              0
                                                                                        -----------    -----------
            Total current liabilities                                                     4,573,107      4,563,773
                                                                                        -----------    -----------
SUBORDINATED SELLER NOTES AND DEBENTURE                                                     911,715      7,563,701
BORROWING UNDER CREDIT AGREEMENT                                                                  0      3,750,000
                                                                                        -----------    -----------
            Total long-term debt                                                            911,715     11,313,701
                                                                                        -----------    -----------
            Total liabilities                                                             5,484,822     15,877,474
                                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 10,000 shares authorized, no shares issued
      and outstanding at December 31, 1997 and 1998, respectively                                 0              0
   Common stock, $0.001 par value; 50,000,000 shares authorized, 6,503,098 and
      9,152,160 shares issued and outstanding at December 31, 1997 and 1998,                  6,503          9,152
      respectively
   Additional paid-in capital                                                            23,401,657     41,083,033
   Retained earnings                                                                      1,705,376      6,715,496
                                                                                        -----------    -----------
            Total stockholders' equity                                                   25,113,536     47,807,681
                                                                                        -----------    -----------
            Total liabilities and stockholders' equity                                  $30,598,358    $63,685,155
                                                                                        ===========    ===========



        The accompanying notes are an integral part of these consolidated balance sheets.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Period
                                                          From Inception              FOR THE YEARS ENDED
                                                         (July 31, 1996)                   DECEMBER 31,
                                                         to December 31,           ------------------------------
                                                              1996                    1997                 1998
                                                         --------------            -----------        -----------
REVENUE:
    Net patient service revenue                          $            0            $20,699,486        $54,889,930
    Management fees                                              51,240                169,128          1,164,418
    Capitation revenue                                                0              3,619,408          4,916,424
    Earnings in unconsolidated subsidiary                             0                      0            630,415
                                                         --------------            -----------        -----------
              Net revenue                                        51,240             24,488,022         61,601,187
                                                         --------------            -----------        -----------
OPERATING EXPENSES:
    Provider claims, wages, and benefits                         46,582             16,747,582         38,339,351
    General and administrative                                  357,340              4,370,611         13,140,889
    Depreciation and amortization                                 1,919                377,286          1,849,864
                                                         --------------            -----------        -----------
              Total operating expenses                          405,841             21,495,479         53,330,104
                                                         --------------            -----------        -----------
OPERATING INCOME (LOSS)                                        (354,601)             2,992,543          8,271,083

OTHER INCOME (EXPENSE), NET                                           0                429,254            (54,169)
                                                         --------------            -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                              (354,601)             3,421,797          8,216,914

PROVISION FOR INCOME TAXES                                            0              1,361,820          3,206,794
                                                         --------------            -----------        -----------

NET INCOME (LOSS)                                        $     (354,601)           $ 2,059,977        $ 5,010,120
                                                         ==============            ===========        ===========

EARNINGS (LOSS) PER SHARE:
    Basic                                                $        (0.64)           $      0.42        $      0.62
                                                         ==============            ===========        ===========

    Diluted                                              $        (0.64)           $      0.42        $      0.60
                                                         ==============            ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic                                                    552,894              4,868,035          8,021,914
                                                         ==============            ===========        ===========
       Diluted                                                  552,894              4,966,778          8,434,583
                                                         ==============            ===========        ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                COMMON STOCK        ADDITIONAL
                                                         ----------------------      PAID-IN          RETAINED
                                                           SHARES        AMOUNT       CAPITAL          EARNINGS        TOTAL
                                                         ---------      -------     -----------      -----------    ------------
BALANCE, INCEPTION (JULY 31, 1996)                               0      $    0      $         0      $         0    $          0

    Issuance of common stock                               599,893         600              711                0           1,311
    Compensation expense                                         0           0          343,000                0         343,000
    Net loss                                                     0           0                0         (354,601)       (354,601)
                                                         ---------      ------      -----------      -----------    ------------
BALANCE, DECEMBER 31, 1996                                 599,893         600          343,711         (354,601)        (10,290)

    Issuance of common stock, net of offering costs      2,200,000       2,200       14,272,859                0      14,275,059
    Issuance of common stock--practice acquisitions      3,703,205       3,703        8,737,087                0       8,740,790
    Compensation expense                                         0           0           48,000                0          48,000
    Net income                                                   0           0                0        2,059,977       2,059,977
                                                         ---------      ------      -----------      -----------    ------------
BALANCE, DECEMBER 31, 1997                               6,503,098       6,503       23,401,657        1,705,376      25,113,536

    Issuance of common stock, net of offering costs      2,307,540       2,308       16,517,458                0      16,519,766
    Issuance of common stock--practice acquisitions        341,522         341        1,109,935                0       1,110,276
    Compensation expense                                         0           0           53,983                0          53,983
    Net income                                                   0           0                0        5,010,120       5,010,120
                                                         ---------      ------      -----------      -----------    ------------
BALANCE, DECEMBER 31, 1998                               9,152,160      $9,152      $41,083,033      $ 6,715,496    $ 47,807,681
                                                         =========      ======      ===========      ===========    ============




              The accompanying notes are an integral part of these
                            consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              For the Period
                                                                              From Inception       For the Years Ended
                                                                              (July 31, 1996)            December 31,
                                                                              to December 31,  -------------------------------
                                                                                   1996            1997               1998
                                                                              ---------------  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $(354,601)      $  2,059,977       $  5,010,120
                                                                               ---------       ------------       ------------
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                             1,919            377,286          1,849,864
         Provision for deferred income taxes                                           0            338,218           (367,468)
         Compensation expense                                                    343,000             48,000             53,983
         Earnings in unconsolidated subsidiary                                         0                  0           (630,415)
         Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
               Accounts receivable, net                                          (26,976)        (4,648,359)        (1,882,029)
               Prepayments and other                                              (1,100)          (318,721)        (1,304,647)
               Accounts payable and accrued liabilities                          118,270            853,751         (1,357,210)
                                                                               ---------       ------------       ------------
                 Total adjustments                                               435,113         (3,349,825)        (3,637,922)
                                                                               ---------       ------------       ------------
                 Net cash provided by (used in) operating activities              80,512         (1,289,848)         1,372,198
                                                                               ---------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisitions, net of cash acquired                                      0         (4,933,104)       (19,759,897)
   Purchase of property and equipment, net of equipment sold                     (21,706)          (870,526)        (2,335,215)
   Decrease in other assets                                                            0            135,078                  0
   Distributions from unconsolidated subsidiary                                        0                  0            320,117
                                                                               ---------       ------------       ------------
                 Net cash used in investing activities                           (21,706)        (5,668,552)       (21,774,995)
                                                                               ---------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of offering costs                                 1,311         14,275,059         16,519,766
   Borrowings under short-term debt                                              505,000            170,000                  0
   Repayment of debt                                                                   0         (2,258,560)          (170,000)
   Borrowing under credit facility, net of issuance costs                              0                  0          3,626,893
   Deferred offering costs                                                      (441,577)                 0                  0
                                                                               ---------       ------------       ------------
                 Net cash provided by financing activities                        64,734         12,186,499         19,976,659
                                                                               ---------       ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          123,540          5,228,099           (426,138)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         0            123,540          5,351,639
                                                                               ---------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 123,540       $  5,351,639       $  4,925,501
                                                                               =========       ============       ============









        The accompanying notes are an integral part of these consolidated statements.

                  PHYSICIANS' SPECIALTY CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998



1.    ORGANIZATION

      Physicians' Specialty Corp. (the "Company") was organized in July 1996 to provide comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head, and neck ("ENT") and related specialties. The Company commenced its business activities upon consummation of the reorganization, as described in Note 3, and its initial public offering ("IPO") on March 26, 1997. The Company provides financial and administrative management, enhancement of clinical operations, network development, and payor contracting services, including the negotiation and administration of capitated arrangements. The Company has operations in greater Atlanta, Georgia; Chicago, Illinois; Birmingham, Alabama; the South Florida area; southern New York; and northern New Jersey and in metropolitan Cleveland, Ohio.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

      EQUIPMENT

      Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets for financial statement reporting purposes. Maintenance and repairs are charged to expenses as incurred.
      The cost of renewals and betterments is capitalized and depreciated over the applicable estimated useful lives. The cost and accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to operations.

      Depreciable assets at December 31, 1997 and 1998 consisted of the following:


                                                                                USEFUL
                                              1997          1998                 LIVES
                                           ----------    -----------      ---------------------
     Equipment                             $1,132,111    $ 5,362,937      Three to seven years
     Computer system and software             432,157      1,135,673      Three years
     Furniture and fixtures                 1,678,971      2,924,911      Seven years
     Automobiles                               57,548              0      Five years
     Leasehold improvements                   495,144        882,076      Three to five years
                                           ----------    -----------
     Total cost                             3,795,931     10,305,597
     Less accumulated depreciation           (364,224)    (1,443,747)
                                           ----------    -----------
                                           $3,431,707    $ 8,861,850
                                           ==========    ===========


      INTANGIBLE ASSETS

      The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight-line method over a period of 25 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which has generally been an estimate of the related practice's undiscounted operating income before interest and taxes over the remaining life of the goodwill.

      At December 31, 1997 and 1998, the amount of such intangible assets was approximately $11,884,000 and $27,143,000, respectively, with accumulated amortization totaling approximately $90,000 and $875,000, respectively. Amortization expense was approximately $0, $90,000, and $785,000 during 1996, 1997, and 1998, respectively.

      NET PATIENT SERVICE REVENUE

      Net patient service revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's practices.

      In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 is effective for the Company for the year ended December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company has determined that its contracts met the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, and the Company has adopted EITF 97-2 in its consolidated statement of operations for the year ended December 31, 1998. In addition, the Company has adjusted the statement of operations for the year ended December 31, 1997 to conform with such consolidation. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company grants credit without collateral to its patients, most of whom are insured under third-party payor arrangements. The provision for bad debts that relates to patient service revenue is based on an evaluation of potentially uncollectible accounts. The provision for bad debt expense was $0, $133,794, and $805,510 during 1996, 1997, and 1998, respectively. The allowance for doubtful accounts represents the estimate of the uncollectible portion of accounts receivable.

      CAPITATED CONTRACTS

      Revenue is recognized over the applicable coverage period on a per-member basis for covered members. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period.

      The Company establishes accruals for costs incurred in connection with its capitated contracts based on historical trends. Any contracts that would have a realized loss would be immediately accrued for and the loss would be charged to operations.

      During the years ended December 31, 1997 and 1998, approximately 14.8% and 8%, respectively, of the Company's net revenues were derived from capitated arrangements.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates that the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated seller notes and debenture, and short-term debt approximated their fair values as of December 31, 1997 and 1998 due to the relatively short maturity of these instruments.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. SFAS No. 130 was effective for the year beginning January 1, 1998. For the Company, comprehensive income equals net income.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for the Company's financial statements for the year ended December 31, 1998. The Company considers its entire business as one reporting segment: providing comprehensive physician practice management services to physician practices and health care providers specializing in the treatment and management of diseases and disorders of the ear, nose, throat, head, and neck and related specialties.

      In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," which requires disclosure of additional information about the cost and financial status of pension and postretirement plans. SFAS No. 132 was effective for financial statements for the year ended December 31, 1997. SFAS No. 132 did not require any significant disclosures or revision of prior disclosures.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for reporting and disclosing information about derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarter beginning July 1, 1999. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

      EARNINGS PER SHARE

      The Company has calculated its basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Interest expense, net of tax, of approximately $0, $8,000, and $31,000 related to the subordinated seller notes was added to net income in computing diluted earnings per share in 1996, 1997, and 1998, respectively.

      A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:


                                                                         DECEMBER 31
                                                         ----------------------------------------
                                                            1996          1997         1998
                                                         ---------     ----------   -------------
      Weighted average number of common shares
          outstanding--basic                               552,894      4,868,035      8,021,914
      Effect of potentially dilutive shares outstanding          0         83,294        304,638
      Effect of convertible debt                                 0         15,449        108,031
                                                         ---------     ----------   ------------
      Weighted average number of common shares
          outstanding--diluted
                                                           552,894      4,966,778      8,434,583
                                                         =========     ==========   ============



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

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                      DECEMBER 31,
                                                                       -----------------------------------------
                                                                         1996          1997              1998
                                                                       --------   ------------      ------------
      Cash paid during the period for interest                         $   0      $     87,474      $    345,006
      Cash paid during the period for income taxes, net of refunds         0         2,233,550         3,700,980
      Liabilities issued or assumed in connection with businesses
          acquired                                                         0        (5,758,144)       (6,651,986)
      Common stock issued (value at time of issuance)                      0         7,090,000         1,110,000

      RECLASSIFICATIONS

      Certain amounts in the December 31, 1996 and 1997 financial statements have been reclassified to conform to the current year presentation.


  3.  REORGANIZATION

      The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and certain liabilities of (i) Atlanta Ear, Nose & Throat Associates, P.C. ("AtlantaENT"), (ii) ENT & Allergy Associates, Inc.,
      (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C., and (v) Ear, Nose & Throat Associates, P.C. (collectively, the "Initial Practices"), and all of the outstanding shares of common stock of three corporations holding managed care contracts (the "ENT Networks") in March 1997 (the "Reorganization"). In connection with the acquisition of assets of the Initial Practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of its common stock. The Reorganization was accounted for as a promoter transaction under Staff Accounting Bulletin No. 48 at historical cost.


  4.  ACQUISITIONS

      1997 ACQUISITIONS

      During 1997, the Company acquired (a) substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of six ENT physician practices and (b) the stock of six professional associations owned by seven ENT physicians and a partnership owned and operated by the professional associations in Palm Beach and Broward Counties, Florida.

      In connection with these acquisitions, the Company (i) paid an aggregate of approximately $5 million in cash, (ii) issued an aggregate of 598,450 shares of common stock (valued at approximately $4.5 million), (iii) agreed to issue an aggregate of 276,249 additional shares of common stock (valued at the time of issuance at approximately $2.6 million) to two of the affiliated practices beginning in September 1998 all of which have been issued as of December 31, 1998, (iv) issued subordinated convertible promissory notes in the aggregate principal amount of approximately $912,000 that are convertible into shares of common stock at a conversion price of $10 per share, and (v) issued noninterest bearing contingent subordinated promissory notes in the aggregate principal amount of approximately $3 million. The payment of these notes is contingent upon the physicians or practice holding such notes reaching certain performance targets. Substantially all of these contingent notes are payable by the Company, at the Company's option, in shares of common stock, valued at the average closing price of the common stock for the ten trading days preceding the date of delivery of such shares.

      1998 ACQUISITIONS

      During 1998, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of five ENT physician practices.

      In connection with these acquisitions, the Company (i) paid an aggregate of approximately $1.4 million in cash, (ii) issued an aggregate of 65,273 shares of common stock (valued at approximately $495,000), (iii) agreed to issue an aggregate of 78,038 additional shares of common stock (valued at the time of issuance at approximately $615,000) to four of the affiliated practices beginning in February 1999, (iv) issued a subordinated convertible promissory note in the principal amount of $250,000 that is convertible into shares of common stock valued at the average closing price of such common stock for the ten trading days preceding the date of delivery of such shares, and (v) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon the holder achieving certain performance targets.

      In addition, the Company acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York-based ENT physician practice management company ("Physicians' Domain") and (ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain (collectively "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI, and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million. If the PDI practices achieve stipulated performance targets, the Company will pay an additional $500,000, in cash or shares of common stock, at the Company's option.

      The Company also entered into a management services agreement in connection with the PDI transaction. The management services agreement provides for a fixed annual management fee of approximately $1.9 million, plus reimbursement of practice operating expenses. Pursuant to the management services agreement, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreement also provides for mutually agreed-on increases in the fixed management fee upon (i) the management by the Company of ancillary business developed or acquired or (ii) the acquisition of additional physician practices which are merged into the existing PDI practices.

      The Company used a portion of the net proceeds received from the Company's public offering in May 1998 to pay the cash component of and to discharge the indebtedness of PDI assumed by the Company in connection with the PDI transaction.

      In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price of approximately

      $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT has an option to purchase up to 40% of the partnership interest from the Company for an amount equal to the percentage of the PSC Partnership acquired by Atlanta ENT multiplied by the purchase price of $4.8 million. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area.

      Also during 1998, the Company acquired the assets of Cleveland Ear, Nose, and Throat Center, Inc. ("Cleveland ENT") which had previously been affiliated with MedPartners, Inc. ("MedPartners"). In connection with the transaction, the Company entered into a clinic services agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the original agreement with MedPartners. Under the terms of the transaction, the Company granted Cleveland ENT a one-time option to unwind the transaction with the Company and repurchase all Cleveland ENT nonmedical assets acquired by the Company. Cleveland ENT's option to unwind the transaction expired on December 15, 1998. In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $4.2 million in cash and (ii) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon the holder achieving certain performance targets.

      The Company amended the clinic services agreement with Cleveland ENT to provide that, effective January 1, 1999, the Company would receive a management fee equal to 12.5% of all net clinic revenue (after adjustment for contractual allowances) generated by Cleveland ENT.


  5.  PUBLIC OFFERINGS

      On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $14,275,000, a portion of which was used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and for general corporate purposes and working capital requirements.

      On May 12, 1998, the Company registered under the Securities Act of 1933, as amended, an aggregate of 3,146,514 shares of common stock of which (i) 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, (ii) 220,000 shares of common stock are issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance, and
      (iii) 176,514 shares of common stock which were issued in December 1998 in connection with a practice asset acquisition completed in December 1997, which may be sold from time to time by the physician stockholders after issuance.

      On May 15, 1998, the Company completed a public offering of 2,050,263 shares of its common stock (i) 2,000,000 of which shares were sold by the Company and (ii) 50,263 of which were sold by certain stockholders of the Company. On May 19, 1998, the Company's underwriters exercised their option to purchase 307,540 additional shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from this offering and the exercise of the over-allotment shares were approximately $16,520,000, with approximately $5,400,000 and $3,800,000, respectively, used to pay the cash portion of the purchase price of the PDI transaction and to repay outstanding indebtedness of PDI.


  6.  LONG-TERM DEBT

      As of December 31, 1997 and 1998, long-term debt, consisting of borrowings under the credit agreement and subordinated seller notes and debenture, is summarized as follows:

                                                                                       1997               1998
                                                                                 -------------        -----------
     Credit agreement due July 2002; interest rate at LIBOR (6.84% at
     December 31, 1998)                                                          $           0        $ 3,750,000

     Subordinated convertible promissory notes payable to physicians; due
     October 2000; interest rate of 5.61%                                              911,715            911,715

     Subordinated promissory note payable to physicians; due April 2000;
     interest rate of 6%                                                                     0            250,000

     Subordinated promissory note payable to physicians; due May 2003;                       0          6,401,986
     interest rate of 6%                                                         -------------        -----------
                   Total long-term debt                                          $     911,715        $11,313,701
                                                                                 =============        ===========


      Principal maturities of long-term debt are as follows:

                  Year ended December 31:
                           1999                                                  $           0
                           2000                                                      1,161,715
                           2001                                                              0
                           2002                                                      3,750,000
                           2003                                                      6,401,986
                       Thereafter                                                            0
                                                                                 -------------
                                                                                 $  11,313,701
                                                                                 =============

      On July 31, 1998, the Company closed on a four-year, $45 million amended and restated senior credit agreement (the "Credit Agreement") syndicated by Nationsbanc Montgomery Securities LLC. The Credit Agreement replaced the Company's $20 million senior credit agreement. At December 31, 1998, the Company had $41.25 million available for borrowing under the Credit Agreement. Borrowings under the Credit Agreement (i) are secured by the assignment to the banks of the Company's stock in all of its subsidiaries and the Company's accounts receivable, including the accounts receivable assigned to the Company by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all subsidiaries (including future subsidiaries), and (iii) restrict the Company from pledging its assets to any other party.

      The Credit Agreement contains certain restrictive covenants which, among other things, require the company to maintain certain financial ratios, limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management of the Company's business. The Company was in compliance with all debt covenants at December 31, 1998.

      Interest expense was $0, $78,874, and $523,227 during 1996, 1997, and 1998, respectively.


  7.  INCOME TAXES

      For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109.

      The following summarizes the components of the income tax provision:

                                                        1996           1997              1998
                                                      -------      -----------       ------------
     Current:
         Federal                                      $     0      $   868,153       $ 3,097,528
         State                                              0          155,449           476,734
     Deferred:
         Federal                                            0          279,108          (319,052)
         State                                              0           59,110           (48,416)
                                                      -------      -----------       -----------
                   Provision for income taxes         $     0      $ 1,361,820       $ 3,206,794
                                                      =======      ===========       ===========


      The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                                      1996             1997              1998
                                                                   ----------     ------------       -----------
     Provision computed at the federal statutory rate              $ (120,564)    $  1,163,411       $ 2,795,676
     State income taxes, net of federal income tax benefit            (14,042)         142,573           282,690
     Amortization of intangibles                                            0           18,116           108,512
     Nondeductible compensation expense                               130,260                0                 0
     Other, net                                                        (1,674)          43,740            19,916
     Change in valuation allowance                                      6,020           (6,020)                0
                                                                   ----------     ------------       -----------
                   Provision for income taxes                      $        0     $  1,361,820       $ 3,206,794
                                                                   ==========     ============       ===========


      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1998 is as follows:


                                                                                 1997            1998
                                                                               ---------      ----------
              Deferred income tax assets:
                  Accrued shareholder compensation                             $ 129,433      $  167,917
                  Allowance for doubtful accounts                                 10,745         358,605
                  Other                                                                0           7,415
                                                                               ---------      ----------
                            Total deferred tax assets                            140,178         533,937
                                                                               ---------      ----------
              Deferred income tax liabilities:
                  Acquired accounts receivable                                  (418,458)       (122,018)
                  Depreciation and amortization                                  (59,938)       (363,674)
                                                                               ---------      ----------
                            Total deferred tax liabilities                      (478,396)       (485,692)
                                                                               ---------      ----------
              Valuation allowance                                                      0               0
                                                                               ---------      ----------
                            Net deferred income tax
                               (liabilities) assets                            $(338,218)     $   48,245
                                                                               =========      ==========

      The Company had no income tax net operating loss carryforwards as of December 31, 1998.


  8.  STOCKHOLDERS' EQUITY

      The Company has authorized 10,000 shares of preferred stock with $1 par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1997 and 1998. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. During the period ended December 31, 1996, the Company declared a .6875-to-1 reverse stock split. All financial information has been restated to reflect for the stock split. In connection with certain stock issuances during

      1996, 1997, and 1998, the Company recorded a charge to compensation of approximately $343,000, $48,000, and $54,000, respectively.


  9.  STOCK PLANS

      STOCK OPTION PLANS

      In November 1996, the Company adopted two stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Health Care Professionals Stock Option Plan (the "Health Care Professionals Plan").

      In March and November 1998, the board of directors adopted amendments to the 1996 Plan to increase the aggregate number of shares of common stock authorized under the 1996 Plan to 2,000,000 shares of the Company's authorized but unissued common stock authorized for issuance pursuant to the grant by the Company of options to officers, directors, employees, consultants, and independent contractors of the Company.

      The Company may grant options for up to 2,275,000 shares under two plans, the 1996 Plan and the Health Care Professionals Plan. The Company has granted options for up to 439,940 and 993,000 shares through December 31, 1997 and 1998, respectively, under the 1996 Plan and has granted options for up to 35,000 and 63,000 shares under the Health Care Professionals Plan through December 31, 1997 and 1998, respectively. The 1996 Plan and the Health Care Professional Plan options vest over periods ranging from three to five years, and both expire after ten years. A summary of the status of the Company's two stock option plans at December 31, 1997 and 1998 is presented in the table below:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                    OPTION PRICE       EXERCISE
                                                                   SHARES           (PER SHARE)         PRICE
                                                                 -----------       -------------      ----------
     Outstanding at December 31, 1996                                247,460       $        6.80      $   6.80
         Granted                                                     227,480       $6.00-$12.875          7.42
         Exercised                                                         0       $        0.00          0.00
         Canceled                                                     (3,000)      $        8.00          8.00
                                                                 -----------       -------------      --------
     Outstanding as of December 31, 1997                             471,940       $6.00-$12.875          7.09
         Granted                                                   1,056,000       $ 5.75-$11.50          8.51
         Exercised                                                         0       $         0.0          0.00
         Canceled                                                     (4,000)      $8.00-$12.875          8.70
                                                                 -----------       -------------      --------
     Outstanding as of December 31, 1998                           1,523,940       $5.75-$12.875      $   8.08
                                                                 ===========       =============      ========

      The following table summarizes information about the Company's outstanding stock options at December 31, 1998:


                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                                                                   WEIGHTED          REMAINING
                                                                                    AVERAGE          CONTRACTUAL
                                                                  SHARES        EXERCISE PRICE          LIFE
                                                               -----------      --------------       -----------
      Range of exercise prices:
         $0.00-$8.00                                             1,014,440        $    7.32              8.57
         $8.01-$12.00                                              497,500             9.53              6.97
         $12.01-$20.00                                              12,000            12.41              8.20
                                                               -----------        ---------            ------
                   Total                                         1,523,940        $    8.08              8.04
                                                               ===========        =========            ======



      The following table summarizes information about the Company's exercisable stock options at December 31, 1998:


                                                                                                       WEIGHTED
                                                                                                       AVERAGE
                                                                                                       EXERCISE
                                                                                   SHARES               PRICE
                                                                                 ----------            -------
              Range of exercise prices:
                  $0.00-$8.00                                                       394,010            $  7.16
                  $8.01-$12.00                                                      110,000               9.37
                  $12.01-$20.00                                                       4,750              12.64
                                                                                 ----------            -------
                            Total                                                   508,760            $  7.68
                                                                                 ==========            =======


      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below at December 31, 1996, 1997, and 1998:

                                                              1996             1997              1998
                                                          ------------     -----------       -----------
              Net (loss) income:
                  As reported                             $  (354,601)     $ 2,059,977       $ 5,010,120
                  Pro forma                                  (634,924)       1,464,400         2,959,650
              (Loss) earnings per share:
                  Basic:
                     As reported                              $(0.64)            $0.42             $0.62
                     Pro forma                                 (1.15)             0.30              0.37
                  Diluted:
                     As reported                               (0.64)             0.42              0.60
                     Pro forma                                 (1.15)             0.30              0.35

      The fair value of the Company's stock options used to compute pro forma net income (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997: a dividend yield of 0%, an expected volatility of 44%, and a risk-free interest rate range of 6% to 6.9%, and an expected holding period of seven years; and for 1998: a dividend yield of 0%, an expected volatility of 67.5%, and a risk-free interest rate range of 4.73%-5.72%, and an expected holding period of seven years.

      1997 EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by the board of directors in November 1997 and approved by the Company's stockholders in June 1998. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan under
      Section 423 of the Internal Revenue Code of 1986, as amended, in order to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. An aggregate of 250,000 shares of the Company's common stock have been reserved for issuance under the Stock Purchase Plan and are available for purchase thereunder, and as of December 31, 1998, no shares have been purchased.


10.   RETIREMENT PLAN

      On March 15, 1998, the Company established a defined contribution 401(k) retirement plan (the "Plan") covering substantially all employees who qualify and elect to participate. Participants may make contributions up to a total annual limit of 15% of annual compensation not to exceed $10,000. The Company makes a contribution equal to 1.5% of each participant's salary. The Company contributed approximately $64,000 to the Plan during the year ended December 31, 1998.

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

      LEASES

      The Company leases equipment and certain medical office facilities under noncancelable operating lease agreements which expire in various years through 2010. Rental expenses under these leases amounted to approximately $0, $1,157,000, and $2,993,000 in 1996, 1997, and 1998, respectively.

      Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1998:

                       1999                           $  3,546,687
                       2000                              3,013,817
                       2001                              2,420,826
                       2002                              1,611,562
                       2003                              1,250,475
                       Thereafter                        5,565,560
                                                      ------------
                                     Total            $ 17,408,927
                                                      ============


12.   RELATED-PARTY TRANSACTIONS

      In May 1997, the Company entered into an agreement with Premier HealthCare, an affiliate of the Company's vice chairman and secretary, that was amended in March 1998, pursuant to which Premier HealthCare will assist the Company as a financial adviser in connection with acquisitions and similar transactions. In the event that the Company completes any transaction in which Premier HealthCare performed advisory services, Premier HealthCare will receive a fee equal to (i) its out-of-pocket expenses and (ii) 5% of the initial $1 million of the transaction value, as defined, 4% of the next $1 million of the transaction value, 3% of the next $1 million of the transaction value, 2% of the next $1 million of the transaction value, and 1% of the amount of the transaction value in excess of $4 million. Pursuant to the agreement, the fee to be paid to Premier HealthCare for a particular transaction will be reduced by any finder's fee payable by the Company, which has been approved by Premier HealthCare, and the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by the product of (i) $12,500 and (ii) the number of months in any year in which the Company's vice chairman and secretary is employed by the Company. Therefore, so long as the Company's vice chairman and secretary is employed by the Company at his current salary, the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by $150,000. The agreement may be terminated by either party upon 90 days' written notice to the other.

      During the year ended December 31, 1997, the Company paid an aggregate of $647,000 to Premier HealthCare consisting of (i) $250,000 for consulting services in connection with the formation of the Company and the Reorganization and (ii) $397,000 for consulting services in connection with the acquisition of assets or equity of the additional practices which were acquired during 1997.

      During the year ended December 31, 1998, the Company paid an aggregate of $893,000 to Premier HealthCare consisting of (i) $197,000 for consulting services in connection with a public offering completed on May 15, 1998 and (ii) $696,000 for consulting services in connection with the acquisition of assets or equity of the additional practices which were acquired during 1998.

      LEASES

      The Company leases one clinical location from the Company's chairman and president. The lease is for approximately 23,000 square feet and provides for monthly rental payments of approximately $47,000, subject to annual increases. The Company also leases one clinical location from Eastside Physicians Center, L.P., a Georgia limited partnership, of which the Company's chairman and president is a limited partner. The lease is for approximately 4,800 square feet and provides for monthly rental payments of approximately $8,000, subject to annual increases. The future minimum rental commitments related to these two leases are included in Note 11.

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Net revenue has been adjusted for all quarters of 1997 and 1998 as the Company has adopted EITF 97-2 in its statement of operations for its years ending December 31, 1997 and 1998.

                                                                                     1998
                                                               --------------------------------------------------
                                                                FIRST       SECOND         THIRD         FOURTH
                                                               ------       -------       --------      ---------
                                                                                (IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)

     Net revenue                                               $ 12,004     $ 14,213       $16,613      $ 18,771
     Operating income                                             1,539        1,718         2,306         2,708
     Net income                                                     957        1,124         1,357         1,572
     Basic earnings per share                                  $   0.15     $   0.15       $  0.15      $   0.18
     Diluted earnings per share (a)                                0.14         0.14          0.15          0.17
     Weighted average shares outstanding:
         Basic                                                    6,511        7,696         8,867         8,978
         Diluted                                                  7,034        8,241         9,299         9,385


                                                                                        1997
                                                               --------------------------------------------------
                                                                    First      Second        Third       Fourth
                                                               ----------     -------       -----      ---------
                                                                                 (In Thousands,
                                                                           Except Per Share Amounts)

     Net revenue                                               $    634       $6,263       $7,785      $ 9,806
     Operating income                                                20          720          962        1,291
     Net income                                                      20          512          664          864
     Basic earnings per share                                  $   0.02       $ 0.09       $ 0.11      $  0.14
     Diluted earnings per share (a)                                0.02         0.09         0.11         0.13
     Weighted average shares outstanding:
         Basic                                                      836        5,905        6,207        6,329
         Diluted                                                    865        5,905        6,275        6,597

               (a) The sum of the diluted earnings per share for 1997 and 1998 by quarter does not agree with the amount disclosed on the statement of operations due to the weighted average effect of the shares issued in the IPO and the Company's offering in May 1998.


14.   SUBSEQUENT EVENTS (UNAUDITED)

      In January 1999, the Company loaned $1,475,000 to the Cleveland ENT physicians. This loan bears interest at a rate of 6% per annum and matures on the earlier of January 14, 2000, the termination of the management services agreement, or the termination of the employment of three or more of the physicians. In addition, the Company granted the physicians the right and option (the "Put Option") to require the Company to purchase from the physicians all of the outstanding shares of common stock of Ohio Nasal Sinus Center, Inc. ("ONSC"), the sole asset of which is a corporate domain name. The Put Option may be exercised by the physicians commencing January 10, 2000 and expiring on March 1, 2000. In the event the physicians exercise the Put Option, the Company would be required to purchase the ONSC common stock for approximately $2 million in cash and the issuance of a subordinated promissory note in the principal amount of $520,000

      (collectively, the "Put Purchase Price"). The subordinated promissory note would bear interest at a rate of 6% per annum and would be payable in four equal annual installments commencing on the first anniversary of the date of issuance of the note. In the event the Put Option is exercised by the physicians, the cash portion of the Put Purchase Price would be reduced by any amounts owed under the loan or any other monetary obligations owed by the physicians to the Company. Pursuant to the terms of the transaction, the Company has agreed to indemnify the physicians for certain matters arising out of the transaction.

      On January 11, 1999, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and assumed certain contractual liabilities of E.N.T. Medical Associates, Inc., P.C., a solo ENT practice located in the Middleberg Heights suburbs of greater Cleveland, Ohio. In addition, on February 1, 1999, the Company acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services, Inc., an Atlanta, Georgia-based provider of sleep diagnostic laboratory services. In connection with the acquisition of the assets of this practice and the laboratory, the Company (i) paid an aggregate of approximately $840,000 in cash, (ii) issued 4,600 shares of common stock (valued at the time of issuance at approximately $37,000),
      (iii) agreed to issue 1,637 additional shares of common stock (valued at the time of issuance at approximately $13,000) in February 2000, and (iv) issued a subordinated promissory note in the aggregate principal amount of approximately $200,000 that accrues interest at 6% per annum paid quarterly beginning in May 1999, with five annual equal payments of principal beginning on February 1, 2000. In connection with these acquisitions, the Company paid approximately $85,000 to Premier HealthCare for advisory services rendered.

                                   SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999                   PHYSICIANS' SPECIALTY CORP.



                                        By:   /s/ Ramie A. Tritt
                                            -----------------------------------
                                            Ramie A. Tritt, M.D.
                                            Chairman of the Board and President





         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
/s/ Ramie A. Tritt                      Chairman of the Board and
------------------------------------    President (principal executive                      March 31, 1999
Ramie A. Tritt, M.D.                    officer)



/s/ Richard D. Ballard                  Chief Executive Officer and                         March 31, 1999
-------------------------------------   Director
Richard D. Ballard



/s/ Gerald R. Benjamin                  Vice Chairman of the Board and                      March 31, 1999
------------------------------------    Secretary
Gerald R. Benjamin



/s/ Robert A. DiProva                   Executive Vice President and                        March 31, 1999
------------------------------------    Chief Financial Officer (principal
Robert A. DiProva                       financial and accounting officer)



/s/ Lawrence P. Kraska                  Executive Vice President-Operations                 March 31, 1999
------------------------------------
Lawrence P. Kraska



/s/ Edward R. Casas                     Director                                            March 31, 1999
------------------------------------
Edward R. Casas



/s/ Sidney Kirschner                    Director                                            March 31, 1999
------------------------------------
Sidney Kirschner


/s/ Steven L. Posar                     Director                                            March 31, 1999
------------------------------------
Steven L. Posar

/s/ Steven H. Sacks                     Director
------------------------------------
Steven H. Sacks                                                                             March 31, 1999