Form 10-K/A
period 1998-12-31
PHYSICIANS SPECIALTY CORP
filed 1999-04-30
CIK 1027429

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-K/A
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                          Commission File No. ________

                           PHYSICIANS' SPECIALTY CORP.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                                                           58-2251438
(State or other jurisdiction of                                                          (I.R.S. Employer
incorporation or organization)                                                        Identification Number)

1150 LAKE HEARN DRIVE, SUITE 640, ATLANTA, GA                                                30342
  (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code:  (404) 256-7535

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K . [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $47,440,234 based on the last sales price of the Common Stock as of March 29, 1999.

As of March 29, 1999, 9,172,025 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of our executive officers and directors:

Name                                     Age              Position
----                                     ---              --------
Ramie A. Tritt, M.D.                     49         Chairman of the Board and President
Gerald R. Benjamin(1)                    41         Vice Chairman of the Board, Secretary, Treasurer
                                                      and Director
Richard D. Ballard                       50         Chief Executive Officer and Director
Robert A. DiProva                        51         Executive Vice President and Chief Financial Officer
Lawrence P. Kraska                       34         Chief Operating Officer and Executive Vice
                                                      President
Edward R. Casas, M.D.(1)(2)              39         Director
Sidney Kirschner(1)(2)                   64         Director
Steven L. Posar, M.D.(1)(2)              49         Director
Steven H. Sacks, M.D.                    48         Director

----------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee

         RAMIE A. TRITT, M.D. has served as our Chairman of the Board and President since our inception in July 1996. Dr. Tritt serves as President of Atlanta ENT, a multi-site otolaryngology group practice which is a successor to a practice founded by Dr. Tritt in 1979. Dr. Tritt also serves as President and Medical Director of the ENT Center of Atlanta, Inc., Atlanta ENT Center for Physicians, Inc., and Atlanta AHP, Inc., three otolaryngology provider networks established to contract with HMOs in greater Atlanta, each of which is a wholly-owned subsidiary Physicians' Specialty. Dr. Tritt was a founding Member and currently serves as President of Georgia Multi-Specialty Group, L.L.C., a consortium of 15 specialty group practices, encompassing approximately 650 physicians, which contracts with payors for specialty medical services throughout the metropolitan Atlanta area. Dr. Tritt has served on the Medical Advisory Board of Healthsource of Georgia since June 1996 and the ENT Physician Advisory Board of the Ambulatory Surgery Division of Columbia HCA since January 1997. Dr. Tritt also serves on our Medical Advisory Board. Dr. Tritt received his M.D. degree from McGill University.

         GERALD R. BENJAMIN has served as our Vice Chairman and Secretary since our inception in July 1996 and our Treasurer since June 1998. Mr. Benjamin serves as Chief Executive Officer of Premier HealthCare, a division of Bock, Benjamin & Co., a boutique health care investment banking concern which Mr. Benjamin co-founded in 1993. Prior to founding Bock, Benjamin & Co., Mr. Benjamin served as Chief Executive Officer of Premier HealthCare, Inc., a health care venture development and management firm which Mr. Benjamin co-founded in 1991. Prior to co-founding Premier HealthCare, Inc., Mr. Benjamin served for ten years as Managing Partner and Director of Corporate Finance Services for Williams, Benjamin, Benator & Libby, an Atlanta, Georgia-based Certified Public Accounting firm. Prior to forming Williams, Benjamin, Benator & Libby in 1982, Mr. Benjamin was a member of the Atlanta office of Ernst & Young. Mr. Benjamin is a Certified Public Accountant and received his B.S. degree in accounting from the University of Kentucky, where he was named a Coopers & Lybrand scholar.

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

         LAWRENCE P. KRASKA has served as our Chief Operating Officer and Executive Vice President since April 1999, following one year terms as our Executive Vice President-Operations and Vice President-Operations, respectively. Prior to joining Physicians' Specialty, Mr. Kraska served as Administrator of Atlanta ENT. Prior to joining Atlanta ENT in June 1994, Mr. Kraska provided hospital administration, physician recruiting and practice management services as the Regional Director of Professional Relations for the Atlanta division of National Medical Enterprises from July 1993 to May 1994, for Charter Medical Corporation - Charter Peachford Hospital from September 1992 to June 1993 and as the Administrator for The Center For Psychiatry, a large multi-specialty mental health group practice, from March 1990 to August 1992. Mr. Kraska received his M.B.A. from Kennesaw State University.

         EDWARD R. CASAS, M.D. has served as a director of Physicians' Specialty since November 1996. Dr. Casas currently serves as Managing Director of Casas, Ellen & White LLC, a venture management and advisory firm. Prior to joining Casas, Ellen & White in June 1998, Dr. Casas served as Chief Executive Officer and President of PrimeCare International, Inc., a California-based multi-site primary care physician practice management concern from September

1996 until May 1998. Prior to joining PrimeCare in September 1996, Dr. Casas served as Vice President of Mergers and Acquisitions for the Physician Practice Management Division of Caremark International Inc. Prior to joining Caremark International in December 1992, Dr. Casas completed his active duty service as a designated Flight Surgeon in support of Marine special operations and as a clinical Departmental Head in Aerospace Medicine in the United States Navy. Prior to completing his medical training, Dr. Casas was Executive Vice President of CES Corporation, an investment banking concern. Dr. Casas is a graduate of Northwestern University's Medical School and Kellogg Graduate School of Management where he concurrently earned an M.D., a Masters of Management and a Masters in Public Health.

         SIDNEY KIRSCHNER has served as a director of Physicians' Specialty since March 1997. Mr. Kirschner currently serves as President and Chief Executive Officer of Northside Hospital, a 455 bed tertiary care facility located in Atlanta, Georgia. Prior to joining Northside Hospital in 1992, Mr. Kirschner served in numerous executive capacities, including President, Chief Executive Officer and Chairman of the Board, of National Service Industries, Inc. a publicly traded diversified manufacturing and industrial services concern. Mr. Kirschner is a member of the Board of Directors of two public companies: Fortune Co. and Superior Surgical Manufacturing Company, Inc.

         STEVEN L. POSAR, M.D. has served as a director of Physicians' Specialty since March 1997. Dr. Posar currently serves as President, Chief Operating and Chief Medical Officer of For Health International, Inc., a long term care and insurance services company. Prior to joining For Health International in November 1997, Dr. Posar served as Senior Vice President, Operations Group of AHI HealthCare Systems, Inc., a publicly traded independent physician management company, recently acquired by FPA Medical Management, Inc. Prior to joining AHI in 1991, Dr. Posar served as Medical Director of Blue Cross of California, a managed care payor with approximately 2.5 million enrollees in sponsored HMO and preferred provider organization plans. Prior to joining Blue Cross of California, Dr. Posar spent three years as Chief of Cigna Medical Center, and staff medical director of Cigna Healthplan of Los Angeles. Dr. Posar received his M.D. degree from Michigan State University.

         STEVEN H. SACKS, M.D. has served as a director of Physicians' Specialty since August 1998. Dr. Sacks currently serves as a Partner of E.N.T. Associates LLP, an otolaryngology practice in New York, New York. Prior to joining E.N.T. Associates in June 1998, Dr. Sacks was a principal of Robert P. Green & Steven
H. Sacks M.D., P.C. since October 1981. Dr. Sacks received his M.D. from Washington University in St. Louis, Missouri.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

BOARD COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Gerald R. Benjamin, Edward R. Casas, M.D., Sidney Kirschner and Steven L. Posar, M.D. and reviews, with our independent accountants:

         - the scope and timing of audit services and any other services that the accountants are asked to perform;
         - the independent accountants report on our financial statements following completion of their audit; and
         - our policies and procedures with respect to internal accounting and financial controls.

In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

         The Compensation Committee consists of Edward R. Casas, M.D., Sidney Kirschner and Steven L. Posar, M.D. and:

         - reviews and recommends to the Board of Directors the compensation and benefits of our officers; and
         - reviews general policy matters relating to compensation and benefits of our employees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the 1934 Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, there were no reports required under Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1998, except that a report on Form 4 reporting the acquisition in July 1998 of shares of our common stock by Gerald R. Benjamin, our Vice Chairman, Secretary and Treasurer, was filed by Mr. Benjamin on August 13, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid or accrued by us to Richard D. Ballard, our Chief Executive Officer, and to executive officers whose annual compensation exceeded $100,000 for fiscal 1998 for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996:

SUMMARY COMPENSATION TABLE

                                                       Annual Compensation                     Long-Term Compensation
                                                       -------------------                     ----------------------
                                                                                             Securities
Name and                                                                 Other Annual        Underlying      All Other
Principal Position           Year     Salary ($)          Bonus ($)     Compensation ($)     Options (#)  Compensation (7)
------------------           ----     ----------          ---------     ----------------     -----------  ----------------
Richard D. Ballard           1998      $150,000               0                    --          190,000          $4,225
   Chief Executive           1997      $150,000               0                    --               --          $4,398
   Officer                   1996      $ 10,385 (1)          --                    --          179,968              --
Ramie A. Tritt, M.D          1998      $350,000 (2)           0                    --          250,000              --
   Chairman of the           1997      $263,846 (2)           0                    --               --              --
   Board and President       1996      $      0 (2)          --              $210,268 (3)           --              --
Gerald R. Benjamin           1998      $135,000 (4)           0                    --          190,000              --
   Vice Chairman of          1997      $ 45,231 (4)           0                    --               --              --
   the Board, Treasurer      1996      $      0              --                    --               --              --
   and Secretary
Lawrence P. Kraska           1998      $130,000         $20,000                    --          175,000          $6,005
   Vice President -          1997      $ 98,000 (5)           0                    --               --          $2,829
   Operations                1996      $      0              --                    --           59,992              --
Robert A. DiProva            1998      $120,000               0                    --           80,000          $1,970
   Executive Vice            1997      $104,933 (6)           0                    --          119,980          $2,733
   President and Chief       1996      $      0              --                    --               --              --
   Financial Officer

----------

(1) Mr. Ballard's employment commenced as of November 26, 1996 and, accordingly, represents amounts accrued from November 26, 1996 to December 31, 1996, all of which was paid in 1996. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(2) No compensation was paid or accrued by us during 1996 to Dr. Tritt, who received compensation in the form of distributions from certain subsidiaries which we acquired in March 1997 and one of our affiliated practices, Atlanta Ear, Nose and Throat Associates. Dr. Tritt's employment commenced as of March 26, 1997 and, accordingly, the amount for 1997 represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Excludes compensation received by Dr. Tritt from Atlanta Ear, Nose and Throat Associates for medical services provided by Dr. Tritt as a physician at Atlanta Ear, Nose and Throat Associates during the years ended December 31, 1996, 1997 and 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(3) Represents the fair market value, on the date acquired, of an aggregate of 30,945 shares of common stock purchased by Dr. Tritt in November and December 1996, less the actual purchase price paid by Dr. Tritt for such shares.

(4) Mr. Benjamin's employment with us commenced as of March 26, 1997 and, accordingly, the 1997 amount represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. Pursuant to an employment agreement effective as March 26, 1997 between Mr. Benjamin and us, during 1997 Mr. Benjamin was employed on a part time basis by us and was entitled to an annual salary of $60,000, plus a performance related bonus to be approved by the Board of Directors. In March 1998, Mr. Benjamin's employment agreement was amended to provide that Mr. Benjamin would be employed on a full time basis by us and would receive an annual salary of $150,000. Excludes amounts paid by us during 1997 and 1998 to Premier HealthCare, a division of Bock, Benjamin & Co., an entity in which Mr. Benjamin has a 25% ownership interest, of approximately $647,000 and $893,000, respectively, for consulting services in connection with acquisitions and certain other transactions. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions."

(5) Mr. Kraska's employment commenced as of March 26, 1997 and, accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. See "-- Employment Contracts and Termination of Employment and Change-InControl Arrangements."

(6) Mr. DiProva's employment commenced as of March 26, 1997 and, accordingly, represents amounts accrued from March 26, 1997 to December 31, 1997, all of which was paid in 1997. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(7) Amounts shown in this column represent medical insurance premiums paid by us.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.



                                                     Individual Grants
                             -----------------------------------------------------------------
                                                                                                   Potential Realizable Value
                                 Number of         % of Total                                        at Assumed Annual Rates
                                 Securities          Options                                              of Stock Price
                                Underlying         Granted to        Exercise                        Appreciation for Option
                                  Options         Employees in        Price       Expiration                  Term(3)
Name                             Granted (#)       Fiscal Year        ($/Sh)         Date              5%($)         10%($)
----                             -----------       -----------        ------         ----              -----         ------
Richard D. Ballard                40,000 (1)            4.2%          $10.00       3/26/08           $251,558      $  637,496
                                 150,000 (2)           15.6%          $ 7.75       11/19/08           731,090       1,852,726
Ramie A. Tritt, M.D.              50,000 (1)            5.2%          $11.00       3/26/03            151,955         335,781
                                 200,000 (2)           20.8%          $ 8.53       11/19/03           471,336       1,041,530
Gerald R. Benjamin                40,000 (1)            4.2%          $10.00       3/26/08            251,558         637,496
                                 150,000 (2)           15.6%          $ 7.75       11/19/08           731,090       1,852,726
Lawrence P. Kraska                50,000 (1)            5.2%          $10.00       3/26/08            314,447         796,871
                                 125,000 (2)           13.0%          $ 7.75       11/19/08           609,241       1,543,938
Robert A. DiProva                 30,000 (1)            3.1%          $10.00       3/26/08            188,668         478,122
                                  50,000 (2)            5.2%          $ 7.75       11/19/08           243,696         617,575

----------

(1) These options are exercisable in equal annual installments of 25% on a cumulative basis commencing on March 27, 1998.

(2) These options are exercisable in equal annual installments of 25% on a cumulative basis commencing on November 20, 1998.

(3) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by the Securities and Exchange Commission rules) and compounded for the term of the options, subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our common stock. The actual value realized upon exercise of the options will depend on the fair market value of our common stock on the date of exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth certain information with respect to the exercise of stock options during fiscal 1998 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1998:

                                                              Number of Securities Under-            Value of Unexercised
                                                              lying Unexercised Options at         In the Money Options at
                                                                  Fiscal Year-End (#)               Fiscal Year End ($)(1)
                                                                  -------------------               ----------------------
                                 Shares
                               Acquired          Value
Name                          on Exercise    Realized ($)     Exercisable    Unexercisable       Exercisable    Unexercisable
----                          -----------    ------------     -----------    -------------       -----------    -------------
Richard D. Ballard                 0               0            192,476         177,492           $ 236,025       $ 141,176
Ramie A. Tritt, M.D.               0               0             75,000         175,000                  --              --
Gerald R. Benjamin                 0               0             57,500         132,500              23,438          70,314
Lawrence P. Kraska                 0               0            101,244         133,748              94,303          82,216
Robert A. DiProva                  0               0            117,485          82,495             149,539          70,680

----------

(1) Calculated by multiplying the number of unexercised in-the-money options outstanding at December 31, 1998 by the difference between the fair market value of our common stock at December 31, 1998 ($8.375) and the option exercise price.

DIRECTOR COMPENSATION

         Directors who are officers or employees of Physicians' Specialty or a subsidiary of Physicians' Specialty are not compensated for attending Board of Directors meetings. Directors who are not officers or employees of Physicians' Specialty are deemed independent directors and are entitled to compensation of $1,500 for each Board of Directors or separate committee meeting attended and are reimbursed for expenses actually incurred in connection with attending such meetings. Independent directors are also awarded initial grants of non-qualified stock options to purchase 7,500 shares of our common stock upon joining the Board of Directors. In June 1998, Edward R. Casas, M.D., Sidney Kirschner and Steven L. Posar, M.D. each received an automatic grant of options to purchase 2,500 shares of our common stock, all immediately exercisable. In August 1998, we granted options to purchase 2,500 shares of our common stock, all immediately exercisable, to Steven M. Sacks, M.D. upon joining the Board. In December 1998, we granted options to purchase 7,500 shares of our common stock, subject to annual vesting, to each of Dr. Casas, Mr. Kirschner and Dr. Posar. All options are granted at the then fair market value.

EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         On November 26, 1996, we entered into employment agreements with Ramie
A. Tritt, M.D., Richard D. Ballard and Gerald R. Benjamin (effective as of March 26, 1997 with respect to each of Dr. Tritt and Mr. Benjamin). Pursuant to the employment agreements, Dr. Tritt, Mr. Ballard and Mr. Benjamin agreed to serve as our President, Chief Executive Officer and Vice Chairman, respectively. The employment agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin provide for an initial term of five, three and three years, respectively, with automatic renewals for successive one year terms unless terminated by either party.

         The employment agreement with Dr. Tritt provides for an initial annual base salary of $350,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors, in consideration of his devoting approximately 50% of his business time each week to serving as our President. The employment agreement with Dr. Tritt provides for increases in Dr. Tritt's annual base salary, subject to approval of the Board of Directors, if the amount of time he devotes as our President is greater than 50%. The agreement acknowledges that the remaining 50% of Dr. Tritt's business time each week will be spent performing medical and surgical services at Atlanta Ear, Nose and Throat Associates pursuant to an employment agreement with Atlanta Ear, Nose and Throat Associates. Pursuant to the employment agreement with Atlanta Ear, Nose and Throat Associates, Dr. Tritt will receive compensation from Atlanta Ear, Nose and Throat Associates pursuant to a formula based upon medical services provided by Dr. Tritt as a physician at Atlanta Ear, Nose and Throat Associates. In February 1997, we and Dr. Tritt entered into an amended and restated employment agreement which provides that Dr. Tritt's annual base salary from us in any year will be reduced, dollar for dollar, if in such year his annual compensation from Atlanta Ear, Nose and Throat Associates exceeds $970,000. For the year ended December 31, 1998, Dr. Tritt's annual compensation from Atlanta Ear, Nose and Throat Associates did not exceed $970,000, and therefore, Dr. Tritt's annual base salary from us was not reduced.

         The employment agreement with Mr. Ballard provides for an annual base salary of $150,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. The employment agreement with Mr. Benjamin provided that Mr. Benjamin would work part time for us and his annual base salary would be $60,000, plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. In March 1998 Mr. Benjamin's employment agreement was amended and provides that he will work full time for us and will receive an annual base salary of $150,000, plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors.

         Each of the employment agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin provides for termination of the executive's employment by us prior to the expiration of its term in the event of the executive's death or disability or for cause. Each employment agreement also provides that either party may terminate the employment agreement, effective at the end of the term or any renewal term, upon 60 days notice of termination. We may terminate each employment agreement without cause upon notice to the executive and the executive may terminate the agreement upon a change of control of us by providing at least 30 days notice of termination by the executive. Upon termination in either such case, the executive will be entitled to receive his base salary for a period of one year following the date of termination (subject to a 100% offset for salary received from subsequent employment during such one year period (subject to certain exclusions in the case of Dr. Tritt and Mr. Benjamin)). In addition, each employment agreement provides that upon termination of the employment agreement by us or our successor following a change of control, the executive will be entitled to severance compensation in the amount of two times his taxable compensation for the most recently concluded fiscal year.

         In January 1997, we entered into an employment agreement with Robert A. DiProva, effective March 26, 1997. The employment agreement provides for an initial term of three years from the effective date, with automatic renewals for successive one year terms unless terminated by either party and provides for an annual base salary of $120,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. In addition to the terms contained in the agreements with Dr. Tritt, Mr. Ballard and Mr. Benjamin, Mr. DiProva's employment agreement also permits termination by Mr. DiProva if his responsibilities are materially diminished or if his base salary is reduced by 10% or more. If the agreement is terminated for either of these reasons, Mr. DiProva will be entitled to receive his base salary for a period of one year following the date of termination (subject to 100% offset for salary received from subsequent employment during such one year period).

         In February 1997, we entered into an employment agreement with Lawrence
P. Kraska, effective March 26, 1997. The employment agreement provides for an initial term of three years from the effective date, with automatic renewals for successive one year terms unless terminated by either party, and provides for an annual base salary of $130,000 plus an annual performance related bonus of up to 50% of his base salary, to be approved by the Board of Directors. The employment agreement provides for termination of Mr. Kraska's employment by us prior to the expiration of its term in the event of Mr. Kraska's death or disability or for cause. The employment agreement also provides that either party may terminate the employment agreement, effective at the end of the term or any renewal term, upon 60 days notice of termination. We may terminate the employment agreement without cause and, upon termination, Mr. Kraska will be entitled to receive his base salary for a period of one year following the date of termination (subject to a 100% offset for salary received from subsequent employment during such one year period). In addition, the employment agreement provides that upon termination of the employment agreement by us or our successor following a change of control, Mr. Kraska will be entitled to severance compensation in the amount of two times his taxable compensation for the most recently concluded fiscal year.

         Pursuant to each of the foregoing employment agreements, each of the executives has agreed not to compete with us, solicit any of our customers or employees or disclose any confidential information or trade secrets during the term of their employment agreement and for certain periods of time following the termination of such employment agreement.

         In the event of certain transactions, including those which may result in a change in control, as defined under each of the Company's 1996 Stock Option Plan and 1996 Health Care

Professionals Stock Option Plan, unvested installments of options to purchase shares of our common stock may be subject to accelerated vesting.

LIMITATION ON LIABILITY; INDEMNIFICATION AGREEMENTS

         The General Corporation Law of the State of Delaware permits a corporation through its Certificate of Incorporation to eliminate the personal liability of its directors to the corporation or its stockholders for monetary damages for breach of fiduciary duty of loyalty and care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. Our Certificate of Incorporation exonerates our directors from monetary liability to the fullest extent permitted by this statutory provision but does not restrict the availability of non-monetary and other equitable relief. Our By-Laws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware Law.

         We have entered into Indemnification Agreements with each of our directors and executive officers. Each such Indemnification Agreement provides that we will indemnify the indemnitee against expenses, including reasonable attorney's fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the performance of his duties as an officer, director, employee or agent of Physicians' Specialty. Such indemnification will be available if the acts of the indemnitee were in good faith, if the indemnitee acted in a manner he reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, the indemnitee had no reasonable cause to believe his conduct was unlawful.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During a portion of the fiscal year ended December 31, 1998 Mr. Ballard, our Chief Executive Officer, served as a member of our Compensation Committee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially more than five percent of our outstanding common stock, (ii) each director and named executive officer and (iii) all of our executive officers and directors as a group based upon the number of outstanding shares of common stock as of April 29, 1999.

Name and Address of                 Number of Shares              Percentage of Shares
Beneficial Owner(1)                 Beneficially Owned            Beneficially Owned(2)
-------------------                 ------------------            ---------------------
Ramie A. Tritt, M.D.(3)                 1,839,441                     19.9%
Gerald R. Benjamin(4)                     356,448                      3.9%
Richard D. Ballard(5)                     192,476                      2.1%
Lawrence P. Kraska(6)                     101,244                      1.1%
Robert A. DiProva(7)                      117,485                      1.3%
Edward R. Casas, M.D.(8)                   12,500                        *
Steven L. Posar, M.D.(8)                   12,500                        *
Sidney Kirschner(8)                        12,500                        *
Steven H. Sacks, M.D.(9)                    2,500                        *
BankAmerica Corporation                   566,900                      6.2%
100 North Tryon St
Charlotte, NC 28255(10)
Fleet Financial Group, Inc.               532,410                      5.8%
One Federal Street
Boston, MA 02110(11)
All executive officers and
directors of the Company as a
group (9 persons)(12)                   2,647,094                     27.1%

----------

*        Less than 1%

(1) Unless otherwise indicated, the address is c/o Physicians' Specialty Corp., 1150 Lake Hearn Drive, Suite 640, Atlanta, Georgia 30342. Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned.

(2) In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

(3)      Includes
         -        1,761,257 shares of common stock owned directly by Dr. Tritt;
         -        75,000 shares of common stock issuable upon exercise of
                  options that are exercisable within 60 days; and
         -        3,184 shares of common stock held by members of Dr. Tritt's family. Excludes 175,000 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(4)      Includes
         - 57,500 shares of common stock issuable upon exercise of options that are exercisable within 60 days; and
         -        293,948 shares of common stock owned by Bock, Benjamin & Co.
                  Partners, L.P. Mr. Benjamin is a principal of Bock, Benjamin & Co. Partners, L.P.

         Excludes 132,500 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(5) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 177,492 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(6) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 133,748 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(7) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 82,495 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(8) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 5,000 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

(9) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days.

(10) Based on information provided by BankAmerica Corporation in a Schedule 13G filed under the Securities Exchange Act of 1934 dated January 29, 1999. Represents shares of common stock held by subsidiaries of BankAmerica. BankAmerica may be deemed to possess indirect beneficial ownership of shares beneficially owned directly by its subsidiaries. Similarly, higher tier BankAmerica subsidiaries may be deemed to possess indirect beneficial ownership of shares beneficially owned directly by lower tier BankAmerica subsidiaries. The power to vote and to dispose of shares may be deemed to be shared between entities due to their corporate relationships.

(11)     Based on information provided by Fleet Financial Group, Inc. in a
         Schedule 13G filed under the Securities Exchange Act of 1934 dated February 12, 1999. Includes shares of common stock held by subsidiaries of Fleet Financial Group.

(12) Includes 583,705 shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 716,235 shares of common stock issuable upon exercise of options which are not exercisable within 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

         We lease one clinical location from Ramie A. Tritt, M.D., our Chairman and President. The lease is for approximately 23,000 square feet and provides for monthly rental payments of approximately $47,000, subject to annual increases. We also lease one clinical location from Eastside Physicians Center, L.P., a Georgia limited partnership, of which Dr. Tritt is a limited partner. The lease is for approximately 4,800 square feet and provides for monthly rental payments of approximately $8,000, subject to annual increases.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with each of our executive officers and have granted options to certain of our executive officers. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

ADVISORY AND CONSULTING AGREEMENTS

         In May 1997, we entered into an agreement with Premier HealthCare, an affiliate of Gerald R. Benjamin, our Vice Chairman, Secretary and Treasurer, which agreement was amended in March 1998, pursuant to which Premier HealthCare will assist us as a financial advisor in connection with acquisitions and similar transactions. The agreement provides that in the event that we complete any transaction in which Premier HealthCare performed advisory services, Premier HealthCare will receive a fee equal to (i) its out-of-pocket expenses and (ii) 5% of the initial $1 million of Transaction Value (as defined below), 4% of the next $1 million of Transaction Value, 3% of the next $1 million of Transaction Value, 2% of the next $1 million of Transaction Value and 1% of the amount of Transaction Value in excess of $4 million. Transaction Value is defined under the agreement as the product of (i) the pro-forma annual management fee to be derived by us in connection with the proposed transaction and (ii) 7.5. Pursuant to the agreement, the fee to be paid to Premier HealthCare for a particular transaction will be reduced by any finder's fee payable by us to a third party, which has been approved by Premier HealthCare, and the aggregate fee to be paid to Premier HealthCare in any given year will be reduced by the product of (i) $12,500 and (ii) the number of months in any year in which Mr. Benjamin is employed by us (the "Reduction Amount"). During 1998, based on Mr. Benjamin's 1998 base salary, the Reduction Amount was approximately $115,000. The agreement may be terminated by either party upon 90 days written notice to the other.

         During the year ended December 31, 1998, we paid an aggregate of approximately $893,000 to Premier HealthCare, a division of Bock, Benjamin & Co., an entity in which Mr. Benjamin has a 25% ownership interest, consisting of
(i) $197,000 for consulting services in connection with our public offering in May 1998, (ii) approximately $696,000 (net of $115,000, the amount of salary paid to Mr. Benjamin by us during 1998) for consulting services in connection with the acquisition of assets or equity of physician practices and ancillary acquisitions.

CHICAGO TRANSACTION

         In connection with our acquisition of Otolaryngology Medical & Surgical Associates, the physician shareholders of such practice granted to Dr. Tritt (or his designee or assignee) the option to acquire all of the ownership interest of such physician shareholders in such practice in the event that at any time there are less than two shareholders who continue as full time physician-employees of such practice and those shareholders who remain do not, in Dr. Tritt's or our management's sole discretion, control the operations of such practice in a manner consistent with the requirements of the management services agreement between such practice and us. In order to exercise the option, Dr. Tritt or his designee or assignee must at the time of exercise be licensed to practice medicine in the State of Illinois.

CREDIT FACILITY

         On July 31, 1998, we entered into our $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. The syndicate lenders include NationsBank, N.A., which together with certain of its affiliates, is a principal stockholder of Physicians' Specialty.

         We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates will be subject to approval by a majority of the Board of Directors, including a majority of the independent directors of the Board of Directors.

SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1999                PHYSICIANS' SPECIALTY CORP.



                                    By:   /s/ Ramie A. Tritt
                                        --------------------------------------
                                          Ramie A. Tritt, M.D.
                                          Chairman of the Board and President



Signature                                     Title                                             Date
---------                                     -----                                             ----


 /s/ Ramie A. Tritt                 Chairman of the Board and President                   April 30, 1999
----------------------------        (principal executive officer)
Ramie A. Tritt, M.D.


 /s/ Richard D. Ballard             Chief Executive Officer and Director                  April 30, 1999
----------------------------
Richard D. Ballard


 /s/ Gerald R. Benjamin             Vice Chairman of the Board,                           April 30, 1999
----------------------------        Treasurer and Secretary
Gerald R. Benjamin


 /s/ Robert A. DiProva              Executive Vice President and                          April 30, 1999
----------------------------        Chief Financial Officer (principal
Robert A. DiProva                   financial and accounting officer)



 /s/ Lawrence P. Kraska             Chief Operating Officer and                           April 30, 1999
----------------------------        Executive Vice President
Lawrence P. Kraska


 /s/ Edward R. Casas, M.D.          Director                                              April 30, 1999
----------------------------
Edward R. Casas, M.D.

 /s/ Sidney Kirschner               Director                                              April 30, 1999
----------------------
Sidney Kirschner


 /s/ Steven L. Posar                Director                                              April 30, 1999
----------------------
Steven L. Posar, M.D.


 /s/ Steven H. Sacks                Director                                              April 30, 1999
----------------------
Steven H. Sacks, M.D.