Form 10-Q
period 1999-03-31
PHYSICIANS SPECIALTY CORP
filed 1999-05-17
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1999

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                        Commission file Number: 001-12759

                           Physicians' Specialty Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)


              Delaware                                58-2251438
 -------------------------------         ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)



             1150 Lake Hearn Drive, Suite 640 Atlanta, Georgia 30342
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  404-256-7535
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                   Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 9,172,025 shares of the Registrants' common stock, par value $.001 per share, outstanding as of May 13, 1999.

                           Physicians' Specialty Corp.
                                      Index


                         Part 1 - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998............................................    3

         Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999
         and 1998.........................................................    4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998.......................    5

         Notes to Consolidated Financial Statements.......................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................    11

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds........................    17

Item 5.  Other Information................................................    17

Item 6.  Exhibits and Reports on Form 8-K.................................    18

         Signatures.......................................................    19

Part 1:  Financial Information
Item 1: Financial Statements


                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                        March 31,          December 31,
                                                                          1999                 1998
                                                                       -----------          -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $ 1,756,288          $ 4,925,501
  Accounts receivable, net of allowance for doubtful
   accounts of $1,672,802 and $1,700,016 in
   1999 and 1998, respectively                                          17,878,267           16,166,944
  Notes receivable                                                       1,554,000               80,000
  Prepayments and other                                                  1,249,042            1,779,070
                                                                       -----------          -----------
    Total current assets                                                22,437,597           22,951,515

PROPERTY AND EQUIPMENT, net                                              9,918,007            8,861,850
INTANGIBLE ASSETS, net                                                  29,118,351           26,267,950
PROMISSORY NOTE RECEIVABLE                                               2,152,000                   --
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                  3,262,843            5,396,609
OTHER ASSETS                                                               313,760              207,231
                                                                       -----------          -----------
    Total Assets                                                       $67,202,558          $63,685,155
                                                                       ===========          ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                        $   272,000          $        --
  Due to physicians                                                        296,791                   --
  Accounts payable and accrued expenses                                  4,667,887            4,563,773
  Deferred income taxes                                                      6,838                   --
                                                                       -----------          -----------
    Total current liabilities                                            5,243,516            4,563,773
SUBORDINATED SELLER NOTES                                                8,651,701            7,563,701
BORROWING UNDER CREDIT AGREEMENT                                         3,750,000            3,750,000
                                                                       -----------          -----------
    Total liabilities                                                   17,645,217           15,877,474
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized
  issued: 9,172,025 in 1999 and 9,152,160 in 1998                            9,172                9,152
  Additional paid-in capital                                            41,147,388           41,083,033
  Retained earnings                                                      8,400,781            6,715,496
                                                                       -----------          -----------
    Total shareholders' equity                                          49,557,341           47,807,681
                                                                       -----------          -----------
    Total liabilities and shareholders' equity                         $67,202,558          $63,685,155
                                                                       ===========          ===========

           See accompanying notes to consolidated financial statements

                                                       PHYSICIANS' SPECIALTY CORP.
                                                  Consolidated Statement of Operations
                                                            (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                     1999                  1998
                                                 ------------           -----------

REVENUES

  Net patient service revenues                   $ 19,510,709           $10,800,140
  Capitation revenues                               1,362,170             1,165,306
  Management fees                                     343,300                38,619
  Earnings in unconsolidated subsidiary               295,000                    --
                                                 ------------           -----------
                       Net revenue                 21,511,179            12,004,065


EXPENSES
  Provider claims, wages, benefits                 14,082,477             7,924,461
  General and administrative                        3,964,749             2,257,354
  Depreciation and amortization                       686,432               282,789
                                                 ------------           -----------
                    Operating expenses             18,733,658            10,464,604

  Operating income                                  2,777,521             1,539,461

  Other income (expense)                              (14,767)               28,900
                                                 ------------           -----------

  Pretax income                                     2,762,754             1,568,361

  Provision for income taxes                        1,077,477               611,620
                                                 ------------           -----------

                       Net income                $  1,685,277               956,741
                                                 ============           ===========

Earnings per share:
  Basic earnings per share                       $       0.18           $      0.15
  Diluted earnings per share                     $       0.18           $      0.14

Weighted average shares
  Outstanding
    Basic                                           9,164,710             6,511,466
    Diluted                                         9,405,764             7,033,786

           See accompanying notes to consolidated financial statements

                           PHYSICIAN'S SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 1,685,277         $   956,741

 Adjustments to reconcile net income to net cash
 provided by operating activities, net of acquisitions:
  Depreciation and amortization                                     686,432             282,789
  Provision for deferred income taxes                              (282,162)                  0
  Compensation expense                                               14,372                   0
  Earnings in unconsolidated subsidiary                            (295,000)                  0
  Increase in accounts receivable                                (1,137,715)         (1,729,511)
  Change in prepayments and other                                   438,500            (101,580)
  Change in accounts payable and accrued liabilities               (561,243)            671,312
                                                                -----------         -----------

    Total adjustments                                            (1,136,816)           (876,990)
                                                                -----------         -----------

Net cash provided by operating activities                           548,461              79,751
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisitions, net of cash acquired                 (3,384,000)           (122,624)
  Distributions from unconsolidated subsidiary                      276,766                   0
  Purchase of property and equipment                               (610,443)           (459,989)
  Increase in other assets                                                0             (67,454)
                                                                -----------         -----------

    Net cash used in investing activities                        (3,717,677)           (650,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, from stock option plan                        3                   0
  Borrowing under short-term debt                                         0                   0
  Deferred offering costs                                                 0             (42,268)
                                                                -----------         -----------

    Net cash provided by (used in) financing activities                   3             (42,268)
                                                                -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (3,169,213)           (612,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    4,925,501           5,351,639
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,756,288         $ 4,739,055
                                                                ===========         ===========

           See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 1999


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

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its investment in an unconsolidated subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 3.  REORGANIZATION

         The Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records, and files) and certain liabilities of (i) Atlanta Ear, Nose & Throat Associates, P.C. ("Atlanta ENT"), (ii) ENT & Allergy Associates, Inc., (iii) Metropolitan Ear, Nose & Throat, P.C., (iv) Atlanta Head and Neck Surgery, P.C., and (v) Ear, Nose & Throat Associates, P.C. (collectively, the "Initial Practices"), and all of the outstanding shares of common stock of three corporations holding managed care contracts (the "ENT Networks") in March 1997 (the "Reorganization"). In connection with the acquisition of assets of the Initial Practices and the common stock of the ENT Networks, the Company issued an aggregate of 3,104,755 shares of its common stock. The Reorganization was accounted for as a promoter transaction under Staff Accounting Bulletin No. 48 at historical cost.

NOTE 4.  ACQUISITIONS

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

         In addition, in May 1998, the Company acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York-based ENT physician practice management company ("Physicians' Domain") and (ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain (collectively "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI, and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million. If the PDI practices achieve stipulated performance targets, the Company will pay an additional $500,000, in cash or shares of common stock, at the Company's option.

         The Company also entered into a management services agreement in connection with the PDI transaction. The management services agreement provides for a fixed annual management fee of approximately $2.1 million, plus reimbursement of practice operating expenses. Pursuant to the management services agreement, the fixed management fee is subject to annual increases after May 27, 2003 consistent with the annual percentage increase in the consumer price index for the prior year. The management services agreement also provides for mutually agreed-on increases in the fixed management fee upon (i) the management by the Company of ancillary business developed or acquired or
(ii) the acquisition of additional physician practices which are merged into the existing PDI practices.

         The Company used a portion of the net proceeds received from the Company's public offering in May 1998 to pay the cash component of and to discharge the indebtedness of PDI assumed by the Company in connection with the PDI transaction.

         In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price of approximately $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT had an option to purchase up to 40% of the partnership interest from the Company based upon the Company's cost. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area. In January 1999 Atlanta ENT issued a secured promissory note in the amount of $2,252,000 as consideration for an additional 39% equity interest in the PSC Partnership.

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

         In January 1999, the Company amended the Clinic Services Agreement with Cleveland ENT and provides that effective January 1, 1999 the Company receives a management fee equal to 12.5% of all net clinic revenue (after adjustment for contractal allowances) generated by Cleveland ENT. Cleveland ENT also agreed to pay the Company an additional $300,000 for management services provided during the period from October 1, 1998 through December 31, 1998. See Note 7.

ACQUISITIONS FROM JANUARY 1, 1999 THROUGH MARCH 31, 1999

         During the three month period ended March 31, 1999, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) E.N.T. Medical Associates, Inc., P.C. ("ENT Medical"), and (ii) Advanced Surgical Arts, Inc. ("ASA"). In addition the Company acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services, Inc. ("PDS"). In connection with the ENT Medical, ASA, and PDS transactions completed by the Company during the three month period ended March 31, 1999 the Company, (i) paid an aggregate of $1,910,000 in cash, (ii) issued an aggregate of 4,600 shares of

Common Stock (valued at an aggregate of approximately $37,000, (iii) agreed to issue an aggregate of 1,637 shares of Common Stock (valued at an aggregate of approximately $13,000, (iv) issued subordinated promissory notes in the aggregate principal amounts of $1,360,000 which accrue interest at a rate of 6% per annum payable quarterly beginning in May 1999 with principal payments beginning in February 2000. In connection with these acquisitions, the Company paid approximately $207,000 to Premier HealthCare, an affiliated entity, for advisory services rendered.

NOTE 5.  PUBLIC OFFERINGS

         On March 26, 1997, the Company completed its IPO of 2,200,000 shares of its common stock. The net proceeds of the IPO were approximately $14,275,000, a portion of which was used for repayment of indebtedness of the acquired practices, repayment of indebtedness of the Company, payment of a consulting fee, and for general corporate purposes and working capital requirements.

         On May 12, 1998, the Company registered under the Securities Act of 1933, as amended, an aggregate of 3,146,514 shares of common stock of which (i) 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, (ii) 220,000 shares are issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance, and
(iii) 176,514 shares which were issued in December 1998 in connection with a practice asset acquisition completed in December 1997, may be sold from time to time by the physician stockholders.

         On May 15, 1998, the Company completed a public offering of 2,050,263 shares of its common stock (i) of which 2,000,000 shares were sold by the Company and (ii) 50,263 shares were sold by certain stockholders of the Company. On May 19, 1998, the Company's underwriters exercised their option to purchase 307,540 additional shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from this offering and the exercise of the over-allotment shares were approximately $16,520,000, with approximately $5,400,000 and $3,800,000, respectively, used to pay the cash portion of the purchase price of the PDI transaction and to repay outstanding indebtedness of PDI.

NOTE 6.  INTANGIBLE ASSETS

         The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At March 31, 1999, the amount of such intangible assets was approximately $29,118,000, with accumulated amortization totaling approximately $1,152,000.

NOTE 7.  NOTES RECEIVABLE

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

         Also, in January 1999 Atlanta ENT issued a secured promissory note in the amount of $2,152,000 to PSC Georgia Corp., a wholly owned subsidiary of the Company and the general partner of PSC Ambulatory Surgery, Ltd., as consideration for an additional 39% equity interest in PSC Ambulatory Surgery Ltd. This note bears a fluctuating rate of interest equal to the prime rate (as defined in the note), and is payable on a monthly basis commencing February 1999 and continues for 119 consecutive months at which time all accrued interest and principal is due and payable. The note is secured by Atlanta ENT's acquired interest in PSC Ambulatory Surgery, Ltd.

NOTE 8.  NET PATIENT REVENUE

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 was effective for the Company for the year ended December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company has determined that its contracts met the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, and the Company has adopted EITF 97-2 in its consolidated statement of operations effective for the year ended December 31, 1998. The Company has adjusted the statement of operations for the three months ended March 31, 1998 to conform with such consolidation. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. SFAS No. 130 was effective for the year beginning January 1, 1998. For the three month period ended March 31, 1999, comprehensive income equals net income.

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

NOTE 10.  EARNINGS PER SHARE

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

         A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:

                                                                     Three Months Ended
                                                                           March 31,
                                                                     1999             1998
                                                                  ---------        ---------

         Weighted average number of common
          shares outstanding - basic                              9,164,710        6,511,466

         Effect of potentially dilutive shares outstanding          112,845          431,148


         Effect of convertible debt                                 128,209           91,172
                                                                  ---------        ---------

         Weighted average number of common shares
         outstanding - diluted                                    9,405,764        7,033,786
                                                                  =========        =========


NOTE 11.  CREDIT AGREEMENT

         On July 31, 1998, the Company closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland (the "Credit Facility"). The Credit Facility replaced the Company's $20 million senior credit facility. Borrowings under the Credit Facility (i) are secured by the assignment to the banks of the Company's stock in all of its subsidiaries and the Company's accounts receivable, including the accounts receivable assigned to the Company by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all subsidiaries (including future subsidiaries) and (iii) restrict the Company from pledging its assets to any other party. Advances under the Credit Facility will be used to fund acquisitions and working capital, will be governed by a borrowing base related primarily to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and will bear interest, at the Company's option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by the Company as an indicator of a company's ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. The Credit Facility contains affirmative and negative covenants which, among other things, require the company to maintain certain financial ratios (including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and the Company's business. As of May 13, 1999, the Company had approximately $3.7 million of borrowings under the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references to "we" or "us" refers to Physicians' Specialty Corp., a Delaware corporation, and its wholly-owned subsidiaries. This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "forecasts," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into, our filings with the Securities and Exchange Commission. These factors include the following: we have a limited operating history and a limited history of combined operations; our results may be adversely affected by our acquisition strategy; we depend on affiliated physicians; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns; our operating results may be adversely affected by reductions in reimbursement by third party payors; we face intense competition in the physician practice management industry; we are subject to various government regulation; and other risks.

GENERAL

         We are a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the related fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. We are currently affiliated with 92 physicians, one dentist and 84 allied health care professionals operating 67 clinical locations in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio. We are also affiliated with a sleep diagnostic laboratory company operating 12 sleep diagnostic laboratories and we own a minority equity interest in Atlanta Surgery Center, which owns three ambulatory surgery centers containing 14 operating rooms.

              Our revenue is derived:

- from patient service revenue generated by physicians who are affiliated or employed by us;

-        from our capitated managed care contracts;

- from earnings related to ambulatory surgery centers in which we own a minority interest; and

- from transitional management fees earned in conjunction with integration of our acquired affiliated practices.

         Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians affiliated with us or practicing at our wholly-owned subsidiary, ENT & Allergy Associates. Capitation revenue consists of fixed monthly payments received by us directly from HMOs or payors subcontracting with HMOs. Additionally, we record our allocable share of earnings for our minority interest in Atlanta Surgery Center on the equity basis of accounting.

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

CAPITATED MANAGED CARE CONTRACTS

         Our managed care contracts require us to contract for the provision of substantially all of the ENT medical and surgical professional services required by the enrollees under the managed care contracts. We have contracted with physicians, including those at our affiliated practices in Atlanta, North Georgia and Birmingham, Alabama, to provide a substantial portion of the medical professional services in exchange for compensation on a discounted fee-for-service or contract capitation basis.

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

RESULTS OF OPERATIONS

         Revenue. Net patient service revenue increased to $19,511,000 for the three months ended March 31, 1999 as compared with $10,800,000 for the same period in 1998, an increase of $8,711,000 or 81%. The increase in patient service revenue is primarily attributable to an increase in the number of physicians affiliated with us to 92 physicians at March 31, 1999 as compared with 48 physicians at March 31, 1998 reflecting the acquisition of five practices in 1998. Patient service revenue generated by physicians who were affiliated with us for both periods ended March 31, 1998 and 1999 increased on average approximately 6% per physician. Capitation revenues increased to $1,362,000 for the three months ended March 31, 1999 as compared with $1,165,000 for the same period in 1998, an increase of $197,000 or 17%. The increase in capitation revenues was primarily attributable to an increase in the aggregate number of enrollees to approximately 400,000 at March 31, 1999 as compared to approximately 332,000 at March 31, 1998, an increase of approximately 68,000 enrollees or 20%. Management fees increased to $343,000 for the three months ended March 31, 1999 as compared with $39,000 for the same period in 1998 primarily as a result of transitional management fees earned in conjunction with integration of our acquired affiliated practices. For the three months ended March 31, 1999, we recorded as revenue earnings from our equity interest in Atlanta Surgery Center in the amount of $295,000. As a result of the foregoing factors, our net revenue increased to $21,511,000 for the three months ended March 31, 1999 as compared with $12,004,000 for the same period in 1998, an increase of $9,507,000 or 80%.

         Provider Claims, Wages and Benefits. Provider claims, wages and benefits, which includes physician compensation, increased to $14,082,000 for the three months ended March 31, 1999, as compared with $7,924,000 for the same period in 1998 an increase of $6,158,000 or 78%. The dollar increase in provider claims, wages and benefits is primarily attributable the increase in the number of affiliated physicians managed by us and the addition of non-medical personnel at our affiliated practices required to support the increase in the number of affiliated physicians. As a percent of net revenue, provider claims, wages and benefits decreased slightly to 65% for the three months ended March 31, 1999 as compared to 66% for the same period in 1998.

         General and Administrative. General and administrative expenses increased to $3,965,000 for the three months ended March 31, 1999 as compared with $2,257,000 for the same period in 1998, an increase of $1,708,000 or 76%. This increase is primarily attributable to the addition of personnel and greater support costs associated with our rapid expansion during 1998. As a percent of net revenue, general and administrative expenses decreased slightly to 18% for the three months ended March 31, 1999 as compared to 19% for the same period in 1998.

         Depreciation and Amortization. Depreciation and amortization expenses increased to $686,000 for the three months ended March 31, 1999 as compared with $283,000 for the same period in 1998, an increase of $403,000 or 142%. The increase was primarily the result of the increases in intangible assets, or goodwill, resulting from additional acquisitions and resulting increases in amortization of intangible assets associated with these acquisitions, as well as investments in equipment, leasehold improvements and management information systems and resulting increases in depreciation of these assets. As a percent of net revenue, depreciation and amortization expense increased to 3% in for the three months ended March 31, 1999 from 2% for the same period in 1998.

         Other Income (Expense). Other expense for the three months ended March 31, 1999 was $14,700 representing interest expense related primarily to the subordinated seller notes and borrowings in conjunction with our $45,000,000 senior credit facility which was offset by interest income earned on interest bearing promissory notes and the short term investment of excess cash and cash equivalents. Other income for the three months ending March 31, 1998 was $29,000 and was derived from interest income earned on the short term investment of cash and cash equivalents net of amounts of interest paid primarily on the subordinated seller notes.

         Income Taxes. Income taxes were provided for at 39% effective tax rates for the three month periods ended March 31, 1999 and 1998 respectively.

         Net Income. As a result of the foregoing factors, net income increased to $1,685,000 for the three months ended March 31, 1999 as compared to $957,000 for the same period in 1998, an increase of $728,000 or 76%.

LIQUIDITY AND CAPITAL RESOURCES

         We utilize capital primarily:

-        to acquire assets or equity of physician practices;

-        to acquire equipment utilized by our affiliated practices;

- to fund corporate capital expenditures including management information systems; and

-        to fund ongoing corporate working capital requirements.

         At March 31, 1999, we had working capital of $17,194,000 compared to $18,388,000 at December 31, 1998, a decrease of $1,194,000. The decrease in working capital was due primarily to the decrease in cash and cash equivalents at March 31, 1999 relating to the cash consideration paid on acquisitions completed by us during the three month period ended March 31, 1999.

         For the three month period ended March 31, 1999 net cash provided by operating activities was $548,000 compared to $80,000 for the same period in 1998. Net cash provided by operating activities for the period ended March 31, 1999 consists of our net income, increase by non-cash expenses such as depreciation and amortization and decreased by non-cash earnings from our equity interest in Atlanta Surgery Center, and adjusted by changes in the components of working capital primarily accounts receivable, prepayments, accounts payable and income taxes.

         Net cash used in investing activities was $3,718,000 for the three month period ended March 31, 1999 compared to $650,000 for the same period in 1998. Our uses of cash in investing activities related exclusively to physician practice acquisitions and capital expenditures in both the 1999 and 1998 periods. For the three month period ended March 31, 1999 we received a distribution from our equity interest in Atlanta Surgery Center of approximately $277,000.

         On July 31, 1998, we closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland (the "Credit Facility"). The Credit Facility replaced our $20 million senior credit facility. Borrowings under the Credit Facility (i) are secured by the assignment to the banks of our stock in all of our subsidiaries and our accounts receivable, including the accounts receivable assigned to us by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all subsidiaries (including future subsidiaries) and (iii) restrict us from pledging our assets to any other party. Advances under the Credit Facility will be used to fund acquisitions and working capital, will be governed by a borrowing base related primarily to our earnings before interest, taxes, depreciation and amortization ("EBITDA") and will bear interest, at our option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by us as an indicator of our ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. The Credit Facility contains affirmative and negative covenants which, among other things, require us to maintain certain financial ratios (including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to our officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and our business. As of May 13, 1999, we had approximately $3.7 million of borrowings under the Credit Facility.

         During the three month period ended March 31, 1999, we acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) E.N.T. Medical Associates, Inc., P.C. ("ENT Medical"), and (ii) Advanced Surgical Arts, Inc. ("ASA"). In addition we acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services, Inc. ("PDS"). In connection with the ENT Medical, ASA, and PDS transactions completed by us during the three month period ended March 31, 1999 we, (i) paid an aggregate of $1,910,000 in cash, (ii) issued an aggregate of 4,600 shares of Common Stock (valued at an aggregate of approximately $37,000, (iii) agreed to issue an aggregate of 1,637 shares of Common Stock (valued at an aggregate of approximately $13,000, (iv) issued subordinated promissory notes in the aggregate principal amounts of $1,360,000 which accrue interest at a rate of 6% per annum paid quarterly beginning in May 1999 with principal payments beginning in February 2000. In connection with these acquisitions, we paid approximately $207,000 to Premier HealthCare, an affiliated entity, for advisory services rendered.

         In January 1999, we loaned $1,475,000 to the Cleveland ENT physicians. This loan bears interest at a rate of 6% per annum and matures on the earlier of January 14, 2000, the termination of the management services agreement, or the termination of the employment of three or more of the physicians. In addition, we granted the physicians the right and option (the "Put Option") to require us to purchase from the physicians all of the outstanding shares of common stock of Ohio Nasal Sinus Center, Inc. ("ONSC"), the sole asset of which is a corporate domain name. The Put Option may be exercised by the physicians commencing January 10, 2000 and expiring on March 1, 2000. In the event the physicians exercise the Put Option, we would be required to purchase the ONSC common stock for approximately $2 million in cash and the issuance of a subordinated promissory note in the principal amount of $520,000 (collectively, the "Put Purchase Price"). The subordinated promissory note would bear interest at a rate of 6% per annum and would be payable in four equal annual installments commencing on the first anniversary of the date of issuance of the note. In the event the Put Option is exercised by the physicians, the cash portion of the Put Purchase Price would be reduced by any amounts owed under the loan or any other monetary obligations owed by the physicians to us. Pursuant to the terms of the transaction, we have agreed to indemnify the physicians for certain matters arising out of the transaction.

         Also, in January 1999 Atlanta ENT issued a secured promissory note in the amount of $2,152,000 to PSC Georgia Corp., a wholly owned subsidiary of us and the general partner of PSC Ambulatory Surgery, Ltd., as consideration for an additional 39% equity interest in PSC Ambulatory Surgery Ltd. This note bears a fluctuating rate of interest equal to the prime rate (as defined in the note), and is payable on a monthly basis commencing February, 1999 and continues for 119 consecutive months at which time all accrued interest and principal is due and payable. The note is secured by Atlanta ENT's acquired interest in PSC Ambulatory Surgery, Ltd.

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

         Through March 31, 1999, we have incurred costs of approximately $125,000 related to the Year 2000 issue. We do not anticipate that we will incur any additional material costs associated with addressing Year 2000 issues.

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


PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issued any equity securities during the quarter ended March 31, 1999 which were not registered under the Securities Act of 1933, as amended, except as follows:

         - We granted options to purchase an aggregate of 5,500 shares of our common stock under our 1996 Health Care Professionals Stock Option Plan; and

         - We issued 12,765 shares of our common stock under the terms of acquisitions which were completed during 1997.

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

ITEM 5.     OTHER INFORMATION

         During the three month period ended March 31, 1999, we acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) E.N.T. Medical Associates, Inc., P.C. ("ENT Medical"), and (ii) Advanced Surgical Arts, Inc. ("ASA"). In addition we acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services, Inc. ("PDS"). In connection with the ENT Medical, ASA, and PDS transactions completed by us during the three month period ended March 31, 1999 we, (i) paid an aggregate of $1,910,000 in cash, (ii) issued an aggregate of 4,600 shares of Common Stock (valued at an aggregate of approximately $37,000, (iii) agreed to issue an aggregate of 1,637 shares of Common Stock (valued at an aggregate of approximately $13,000, (iv) issued subordinated promissory notes in the aggregate principal amounts of $1,360,000 which accrue interest at a rate of 6% per annum payable quarterly beginning in May 1999 with principal payments beginning in February 2000. In connection with these acquisitions, we paid approximately $207,000 to Premier HealthCare, an affiliated entity, for advisory services rendered.

         In January 1999, we amended the Clinic Services Agreement with Cleveland ENT and provides that effective January 1, 1999 we receive a management fee equal to 12.5% of all net clinic revenue (after adjustment for contractual allowances) generated by Cleveland ENT. Cleveland ENT also agreed to pay us an additional $300,000 for management services provided during the period from October 1, 1998 through December 31, 1998.

         In addition January 1999, we loaned $1,475,000 to the Cleveland ENT physicians. This loan bears interest at a rate of 6% per annum and matures on the earlier of January 14, 2000, the termination of the management services agreement, or the termination of the employment of three or more of the physicians. In addition, we granted the physicians the right and option (the "Put Option") to require us to purchase from the physicians all of the outstanding shares of common stock of Ohio Nasal Sinus Center, Inc. ("ONSC"), the sole asset of which is a corporate domain name. The Put Option may be exercised by the physicians commencing January 10, 2000 and expiring on March 1, 2000. In the event the physicians exercise the Put Option, we would be required to purchase the ONSC common stock for approximately $2 million in cash and the issuance of a subordinated promissory note in the principal amount of $520,000 (collectively, the "Put Purchase Price"). The subordinated promissory note would bear interest at a rate of 6% per annum and would be payable in four equal annual installments commencing on the first anniversary of the date of issuance of the note. In the event the Put Option is exercised by the physicians, the cash portion of the Put Purchase Price would be reduced by any amounts owed under the loan or any other monetary obligations owed by the physicians to us. Pursuant to the terms of the transaction, we have agreed to indemnify the physicians for certain matters arising out of the transaction.

         Also, in January 1999 Atlanta ENT issued a secured promissory note in the amount of $2,152,000 to PSC Georgia Corp., a wholly owned subsidiary of us and the general partner of PSC Ambulatory Surgery, Ltd., as consideration for an additional 39% equity interest in PSC Ambulatory Surgery Ltd. This note bears a fluctuating rate of interest equal to the prime rate (as defined in the note), and is payable on a monthly basis commencing February, 1999 and continues for 119 consecutive months at which time all accrued interest and principal is due and payable. The note is secured by Atlanta ENT's acquired interest in PSC Ambulatory Surgery, Ltd.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.56 First Amendment to Amended and Restated Clinical Services Agreement effective as of January 1, 1999 by and among Cleveland Ear, Nose and Throat Center, Inc., PSC Management Corp. and the Registrant(1)

         10.57 Amended and Restated Management Services Agreement dated March 1, 1999 among the Registrant, PSC Management Corp. and ENT Associates, LLP(2)

         10.58 Agreement between the Registrant and Premier HealthCare dated January 13, 1999

         10.59 Management Services Agreement dated February 1, 1999 among the Registrant, PSC Management Corp. and Preferred Diagnostic Services, Inc.

         27.1     Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 13, 1999.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b)      Reports on Form 8-K

         During the three month period ended March 31, 1999, the Company filed a Current Report on Form 8-K on January 13, 1999 reporting information under Item 5.

--------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHYSICIANS' SPECIALTY CORP.

DATE  May 17, 1999                /s/  Robert A. DiProva
      ------------                ----------------------------------------------
                                  Robert A. DiProva Executive Vice President and
                                  Chief Financial Officer