Form 10-Q
period 1999-06-30
PHYSICIANS SPECIALTY CORP
filed 1999-08-16
CIK 1027429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

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


                             Yes [X]       No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         There were 9,172,025 shares of the Registrants' common stock, par value $.001 per share, outstanding as of August 13, 1999.

                           Physicians' Specialty Corp.
                                      Index


                         Part 1 - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1999
                  and December 31, 1998..............................................    3

                  Consolidated Statements of Operations
                  For the Three Months and Six Months
                  Ended June 30, 1999 and 1998.......................................    4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998.......................................    5

                  Notes to Consolidated Financial Statements.........................    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................   12

                           Part II - Other Information

         Item 1.  Legal Proceedings..................................................   18

         Item 5.  Other Information..................................................   18

         Item 6.  Exhibits and Reports on Form 8-K...................................   19

                  Signatures.........................................................   21

Part 1:  Financial Information
Item 1: Financial Statements


                           PHYSICIANS' SPECIALTY CORP.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   June 30,       December 31,
                                                                                    1999              1998
                                                                               ------------       -----------
                                     ASSETS
         CURRENT ASSETS:
              Cash and cash equivalents                                        $  1,407,338       $ 4,925,501
              Accounts receivable, net of allowance for doubtful
                  Accounts of  $1,206,863 and $1,700,016 in
                  1999 and 1998, respectively                                    20,080,599        16,166,944
              Notes receivable                                                    1,647,662            80,000
              Prepayments and other                                               1,263,960         1,779,070
                                                                               ------------       -----------
                        Total current assets                                     24,399,559        22,951,515

         PROPERTY AND EQUIPMENT, net                                             11,300,104         8,861,850
         INTANGIBLE ASSETS, net                                                  31,211,198        26,267,950
         PROMISSORY NOTE RECEIVABLE - RELATED PARTY                               2,152,000                --
         INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES                                4,803,864         5,396,609
         OTHER ASSETS                                                               491,749           207,231
                                                                               ------------       -----------
                        Total Assets                                           $ 74,358,474       $63,685,155
                                                                               ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Notes payable                                                    $    522,000       $        --
              Due to physicians                                                     702,539                --
              Accounts payable and accrued expenses                               6,127,647         4,563,773
              Borrowing under credit agreement                                      861,058                --
              Deferred income taxes                                                 385,184                --
                                                                               ------------       -----------
                        Total current liabilities                                 8,598,428         4,563,773
         SUBORDINATED SELLER NOTES AND
           OTHER LONG TERM PAYABLES                                               8,860,034         7,563,701
         BORROWING UNDER CREDIT AGREEMENT                                         5,750,000         3,750,000
                                                                               ------------       -----------
                    Total liabilities                                            23,208,462        15,877,474
         SHAREHOLDERS' EQUITY:
              Common stock, $.001 par value; 50,000,000 shares authorized
              issued: 9,172,025 in 1999 and 9,152,160 in 1998                         9,172             9,152
              Additional paid-in capital                                         41,147,398        41,083,033
              Treasury stock                                                       (184,272)               --
              Retained earnings                                                  10,177,714         6,715,496
                                                                               ------------       -----------
                         Total shareholders' equity                              51,150,012        47,807,681
                                                                               ------------       -----------
                         Total liabilities and shareholders' equity            $ 74,358,474       $63,685,155
                                                                               ============       ===========


           See accompanying notes to consolidated financial statements

                           PHYSICIANS' SPECIALTY CORP.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                               1999              1998              1999              1998
                                                           ------------       -----------      ------------       -----------
         REVENUES
              Net patient service revenues                 $ 20,785,144       $12,780,051      $ 40,295,853       $23,580,191
              Capitation revenues                             1,311,944         1,145,368         2,674,114         2,310,674
              Management fees                                   560,754           288,071           904,054           326,690
              Earnings in unconsolidated subsidiaries           473,305                --           768,305                --
                                                           ------------       -----------      ------------       -----------
                            Net revenue                      23,131,147        14,213,490        44,642,326        26,217,555
         EXPENSES
              Provider claims, wages, benefits               15,270,463         9,530,051        29,352,940        17,454,512
              General and administrative                      4,042,772         2,562,405         8,007,521         4,819,759
              Depreciation and amortization                     686,104           403,331         1,372,536           686,120
                                                           ------------       -----------      ------------       -----------
                         Operating expenses                  19,999,339        12,495,787        38,732,997        22,960,391
              Operating income                                3,131,808         1,717,703         5,909,329         3,257,164
              Other income (expense)                           (219,197)          124,659          (233,964)          153,559
                                                           ------------       -----------      ------------       -----------
              Pretax income                                   2,912,611         1,842,362         5,675,365         3,410,723
              Provision for income taxes                      1,135,678           718,411         2,213,155         1,330,031
                                                           ------------       -----------      ------------       -----------
                             Net income                    $  1,776,933         1,123,951      $  3,462,210       $ 2,080,692
                                                           ============       ===========      ============       ===========
         Earnings per share:
              Basic earnings per share                     $       0.19       $      0.15      $       0.38       $      0.29
              Diluted earnings per share                   $       0.19       $      0.14      $       0.37       $      0.27
         Weighted average shares
              outstanding
                Basic                                         9,172,025         7,695,730         9,168,388         7,106,869
                Diluted                                       9,431,594         8,240,675         9,391,427         7,640,821


           See accompanying notes to consolidated financial statements

                           PHYSICIAN'S SPECIALTY CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 -----------       ------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income                                                          $ 3,462,210       $  2,080,692
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
             Depreciation and amortization                                         1,372,536            686,120
             Compensation expense                                                         --             32,987
             Earnings in unconsolidated subsidiaries                                (775,697)                --
             Increase in accounts receivable                                      (3,188,709)        (3,197,606)
             Change in prepayments and other                                         282,597           (686,091)
             Change in accounts payable and accrued liabilities                      179,070            972,442
                                                                                 -----------       ------------
                 Total adjustments                                                (2,130,203)        (2,192,148)
                                                                                 -----------       ------------
             Net cash  provided by (used in) operating activities                  1,332,007           (111,456)
                                                                                 -----------       ------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
             Payment for acquisitions, net of cash acquired                       (6,431,100)       (10,310,258)
             Distributions from unconsolidated subsidiaries                          574,171                 --
             Purchase of property and equipment                                   (1,684,412)          (917,354)
                                                                                 -----------       ------------
                 Net cash used in investing activities                            (7,541,341)       (11,227,612)
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Issuance of common stock, net of offering costs                          14,385         16,520,043
             Common stock repurchased                                               (184,272)                --
             Borrowing under credit agreement                                      2,861,058             75,185
                                                                                 -----------       ------------
                 Net cash provided by financing activities                         2,691,171         16,595,228
                                                                                 -----------       ------------
         NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (3,518,163)         5,256,159
         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,925,501          5,351,639
                                                                                 -----------       ------------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,407,338       $ 10,607,798
                                                                                 ===========       ============


           See accompanying notes to consolidated financial statements

Physicians' Specialty Corp.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 1999


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

         In connection with these acquisitions, the Company (i) paid an aggregate of approximately $1.4 million in cash, (ii) issued an aggregate of 65,273 shares of common stock (valued at approximately $495,000), (iii) agreed to issue an aggregate of 78,038 additional shares of common stock (valued at approximately $615,000) to four of the affiliated practices beginning in February 1999, of which 12,765 shares of common stock have been issued, (iv) issued a subordinated convertible promissory note in the principal amount of $250,000 that is convertible into shares of common stock, at the Company's option, valued at the average closing price of such common stock for the ten trading days preceding the date of delivery of such shares, and (v) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon the holder achieving certain performance targets.

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

         In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which a subsidiary of the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price of approximately $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT had an option to purchase up to 40% of the partnership interest from the Company based upon the Company's cost. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area. In January 1999, Atlanta ENT issued a secured promissory note in the amount of $2,152,000 as consideration for an additional 39% equity interest in the PSC Partnership.

         Also during 1998, the Company acquired the assets of Cleveland Ear, Nose, and Throat Center, Inc. ("Cleveland ENT") which had previously been affiliated with MedPartners, Inc. ("MedPartners"). In connection with the transaction, the Company entered into a clinic services agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the original agreement with MedPartners. Under the terms of the transaction, the Company granted Cleveland ENT a one-time option to unwind the transaction with the Company and repurchase all Cleveland ENT nonmedical assets acquired by the Company. Cleveland ENT's option to unwind the transaction expired on December 15, 1998. In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $4.2 million in cash and
(ii) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon Cleveland ENT achieving certain performance targets.

         In January 1999, the Company amended the Clinic Services Agreement with Cleveland ENT. Under the Agreement, as amended, the Company receives a management fee equal to 12.5% of all net clinic revenue (after adjustment for contractual allowances) generated by Cleveland ENT. Cleveland ENT also agreed to pay the Company an additional $300,000 for management services provided during the period from October 1, 1998 through December 31, 1998.

         In connection with these acquisitions, the Company paid approximately $1.0 million to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

ACQUISITIONS FROM JANUARY 1, 1999 THROUGH JUNE 30, 1999

         During the three month period ended March 31, 1999, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) E.N.T. Medical Associates, Inc., P.C. ("ENT Medical"), and (ii) Advanced Surgical Arts, Inc. ("ASA"). In addition the Company acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services,

Inc. ("PDS"). In connection with the ENT Medical, ASA, and PDS transactions completed by the Company during the three month period ended March 31, 1999 the Company, (i) paid an aggregate of $1,910,000 in cash, (ii) issued an aggregate of 4,600 shares of common stock (valued at the time of issuance at an aggregate of approximately $37,000, (iii) agreed to issue an aggregate of 1,637 shares of common stock (valued at an aggregate of approximately $13,000 and (iv) issued subordinated promissory notes in the aggregate principal amounts of $1,360,000 which accrue interest at a rate of 6% per annum payable quarterly beginning in May 1999 with principal payments beginning in February 2000. In connection with these acquisitions, the Company paid approximately $207,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

         During the three month period ended June 30, 1999, PSC Marietta Ambulatory Surgery, Ltd., a Georgia limited partnership ("PSC Marietta Partnership"), of which the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 12.5% limited partnership interest in Marietta Outpatient Surgery, Ltd., a Georgia limited partnership ("Marietta Surgery Center"). The aggregate purchase price was paid by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1% respectively, of the partnership interest in PSC Marietta Partnership provided that Atlanta ENT has an option to purchase up to 40% of the partnership interest from the Company based upon the Company's cost. Marietta Surgery Center operates a multi-specialty ambulatory surgery center consisting of 8 operating rooms, in the Marietta suburb of metropolitan Atlanta. As a result of the transaction, effective April 1, 1999, the PSC Marietta Partnership will receive 12.5% of the distributions made by Marietta Surgery Center and the Company and Atlanta ENT will receive their pro rata share of such distributions based on their ownership interest in the PSC Marietta Partnership.

         Also, during the three months period ended June 30, 1999, the Company acquired the assets of Computerized Tomography Center, Inc. ("CTC"), a diagnostic imaging center located in the northern suburbs of metropolitan Atlanta. CTC was previously an indirect wholly-owned subsidiary of PhyMatrix Corp.

         In connection with the PSC Marietta Partnership and CTC transactions completed by the Company during the three month period ended June 30,1999, the Company (i) paid an aggregate of $3,047,000 in cash (ii) issued a subordinated promissory note in the principal amount of $125,000 with principal payments beginning in June 2000, and bearing interest at a rate of 6% per annum, (iii) agreed to pay in cash $192,900 upon the satisfactory completion of a computer upgrade installation and (iv) entered into a Non Compete/Non Solicitation Agreement with PhyMatrix providing for additional cash consideration in the amount of $500,000 payable in equal monthly installments of $10,000 (without interest) for 35 consecutive months, with a final payment of $150,000 on the 36th month. In connection with these acquisitions, the Company paid approximately $240,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

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

         In May 1998, the Company registered under the Securities Act of 1933, as amended, an aggregate of 3,146,514 shares of common stock of which (i) 2,750,000 shares may be issued from time to time by the Company in connection with potential future affiliation transactions with ENT physicians or related specialty practices or the merger with or acquisition by the Company of other related businesses or assets, (ii) 220,000 shares are issuable upon exercise of warrants issued to the representatives of the underwriters in the IPO which may be sold from time to time by the holders of the warrants after issuance, and
(iii) 176,514 shares which were issued in December 1998 in connection with a practice asset acquisition completed in December 1997, may be sold from time to time by the physician stockholders.

         In May 1998, the Company completed a public offering of 2,050,263 shares of its common stock (i) of which 2,000,000 shares were sold by the Company and (ii) 50,263 shares were sold by certain stockholders of the Company. In May 1998, the Company's underwriters exercised their option to purchase 307,540 additional shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from this offering and the exercise of the over-allotment shares were approximately $16,520,000, with approximately $5,400,000 and $3,800,000, respectively, used to pay the cash portion of the purchase price of the PDI transaction and to repay outstanding indebtedness of PDI.

NOTE 6.  INTANGIBLE ASSETS

         The Company's physician practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired practices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair market values. Costs of acquisitions in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are amortized using the straight line method over a period of 25 years. At June 30, 1999, the amount of such intangible assets was approximately $31,211,000 with accumulated amortization totaling approximately $1,454,000.

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

         In January 1999, Atlanta ENT issued a secured promissory note in the amount of $2,152,000 to PSC Georgia Corp., a wholly owned subsidiary of the Company and the general partner of PSC Ambulatory Surgery, Ltd., as consideration for an additional 39% equity interest in PSC Ambulatory Surgery Ltd. This note bears a fluctuating rate of interest equal to the prime rate (as defined in the note), and is payable on a monthly basis commencing February 1999 and continues for 119 consecutive months at which time all accrued interest and principal is due and payable. The note is secured by Atlanta ENT's acquired interest in PSC Ambulatory Surgery, Ltd.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician practice management industry. EITF 97-2 was effective for the Company for the year ended December 31, 1998. EITF 97-2 addresses the ability of physician practice management companies to consolidate the results of physician practices with which it has an existing contractual relationship. The Company has determined that its contracts met the criteria of EITF 97-2 for consolidating the results of operations of the related physician practices, and the Company has adopted EITF 97-2 in its consolidated statement of operations effective for the year ended December 31, 1998. The Company has adjusted the statement of operations for the three and six months ended June 30, 1998 to conform with such consolidation. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. The Company believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

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

NOTE 10.  EARNINGS PER SHARE

         The Company has calculated its basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Interest expense, net of tax, of approximately $8,000 and $15,000 and $10,000 and $19,000 related to the subordinated seller notes was added to net income in computing diluted earnings per share for the three and six month periods ending June 30, 1999 and 1998, respectively.

         A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                  1999           1998           1999           1998
                                                                ---------      ---------      ---------      ---------
         Weighted average number of common
          shares outstanding - basic                            9,172,025      7,695,730      9,168,388      7,106,869

         Effect of potentially dilutive shares outstanding        142,247        431,490        105,717        431,577

         Effect of convertible debt                               117,322        113,455        117,322        102,375
                                                                ---------      ---------      ---------      ---------

         Weighted average number of common shares
         outstanding - diluted                                  9,431,594      8,240,675      9,391,427      7,640,821
                                                                =========      =========      =========      =========

NOTE 11.  CREDIT AGREEMENT

         Effective July 31, 1998, the Company closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland (the "Credit Facility"). The Credit Facility replaced the Company's $20 million senior credit facility. Borrowings under the Credit Facility (i) are secured by the assignment to the banks of the Company's stock in all of its material subsidiaries and the Company's accounts receivable, including the accounts receivable assigned to the Company by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all material subsidiaries (including future subsidiaries) and (iii) restrict the Company from pledging its assets to any other party. Advances under the Credit Facility are used to fund acquisitions and working capital, are governed by a borrowing base related primarily to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and bears interest, at the Company's option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by the Company as an indicator of a company's ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. The Credit Facility contains affirmative and negative covenants which, among other things, require the company to maintain certain financial ratios (including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and the Company's business. As of August 13, 1999, the Company had approximately $5.8 million of borrowings outstanding under the Credit Facility with approximately $34.6 million available under the Credit Facility.

NOTE 12:  DEFINITIVE MERGER AGREEMENT

         On June 14, 1999, the Company announced the signing of a definitive merger agreement between the Company and a new company organized at the direction of TA Associates ("MergerCo"). Under the terms of the merger agreement, each outstanding share of Physicians' Specialty Corp. common stock, other than shares as to which appraisal rights are properly perfected and not withdrawn, shares held by the Company or any of its subsidiaries or by MergerCo, certain shares held by management and their affiliates, certain affiliated physicians and certain shares held by employee option holders, will be converted into the right to receive $10.50 per share and certain indebtedness of the Company will be refinanced. In addition, certain shares held by the Company's Chairman and President, other member of Company management and their affiliates, and certain affiliated physicians will be converted into shares of the surviving corporation and management will retain an equity interest in the surviving corporation. Company management and affiliated physicians holding approximately
3.6 million shares of Company common stock (representing 40% of the outstanding shares) have entered into a Voting Agreement, under which they agreed to vote their shares in favor of the proposed merger. TA Associates, Inc. and a syndicate of five commercial banks including and led by First Union National Bank have agreed, subject to the satisfaction of certain terms and conditions, to provide financing in connection with the merger.

         On June 29, 1999, the Company announced that the Company, certain of its directors and TA Associates have been named as defendants in a lawsuit filed as a purported class action in the Chancery Court for New Castle County, Delaware. This suit alleges, that members of the Board of Directors suffer from conflicts of interest that made in impracticable for the Board to conduct a "bona fide" market check or auction of the Company prior to approval of the Merger. The lawsuit also alleges that the announcement of the Merger was timed to place an artificial lid on the market price of Physicians' Specialty Common Stock. The suit seeks, among other things, injunctive relief prohibiting consummation of the merger or, in the event that the transaction is consummated, rescission, compensatory damages and costs and disbursements.

         The Company believes the suit has no merit and intends to vigorously defend the lawsuit.

NOTE 13:  SUBSEQUENT EVENT

         On July 1, 1999, the Company acquired substantially all of the assets and assumed certain contractual obligations of Robert A. Mayers M.D., P.C., a solo allergy practice located in Rye Brook, New York. In connection with the acquisition of the assets of this practice, the Company paid $125,000 in cash. In addition the Company paid approximately $5,000 to Premier HealthCare an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references to "we" or "us" refers to Physicians' Specialty Corp., a Delaware corporation, and its wholly-owned subsidiaries. This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "forecasts," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into, our filings with the Securities and Exchange Commission. These factors include the following: we are unable to predict the outcome of pending litigation or its impact on our proposed merger, we have a limited operating history and a limited history of combined operations; our results may be adversely affected by our acquisition strategy; we depend on affiliated physicians; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns; our operating results may be adversely affected by reductions in reimbursement by third party payors; we face intense competition in the physician practice management industry; we are subject to various government regulation; and other risks.

GENERAL

         We are a physician practice management company which provides comprehensive management services to physician practices specializing in the treatment and management of ENT diseases and disorders, including specialists practicing in the related fields of allergy, audiology, oral surgery, plastic surgery, sleep medicine and ancillary services. We are currently affiliated with 92 physicians, one dentist and 84 allied health care professionals operating 67 clinical locations in Alabama, Florida, Georgia, Illinois, New Jersey, New York and Ohio. We are also affiliated with a sleep diagnostic laboratory company operating 12 sleep diagnostic laboratories and we own minority equity interests in Atlanta Surgery Center and Marietta Surgery Center, which in the aggregate own four ambulatory surgery centers containing 22 operating rooms.

         Our revenue is derived:

- from patient service revenue generated by physicians who are affiliated or employed by us;
-        from our capitated managed care contracts;
- from earnings related to ambulatory surgery centers in which we own minority interests; and
- from transitional management fees earned in conjunction with integration of our acquired affiliated practices.

         Patient service revenue consists of gross charges, less allowances for bad debts and contractual adjustments, generated by or on behalf of physicians affiliated with us or practicing at our wholly-owned subsidiary, ENT & Allergy Associates. Capitation revenue consists of fixed monthly payments received by us directly from HMOs or payors subcontracting with HMOs. Additionally, we record our allocable share of earnings for our minority interests in Atlanta Surgery Center and Marietta Surgery Center on the equity basis of accounting.

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

         To assist in monitoring and controlling direct costs or provider claims under capitated managed care contracts held by us, we utilize our management information system, a comprehensive capitation administration and utilization management system. We believe the system enables us to effectively analyze clinical and cost data necessary to monitor and control expenses and manage profitability under capitated arrangements and to anticipate accurately the costs participating physicians will incur in providing services under such contracts so that we undertake contracts which we can expect to realize adequate profit margins or otherwise meet our objectives.

RESULTS OF OPERATIONS

         Revenue. Net patient service revenue increased to $20,785,000 and $40,296,000 for the three and six months ended June 30, 1999 as compared with $12,780,000 and $23,580,000 for the same periods in 1998, representing increases of $8,005,000 and $16,716,000 or 63% and 71%, respectively. The increase in patient service revenue is primarily attributable to an increase in the number of physicians affiliated with us to 92 physicians at June 30, 1999 as compared with 68 physicians at June 30, 1998, an increase of 24 physicians or 35%. Patient service revenue generated by physicians who were affiliated with us for both six month periods ended June 30, 1998 and 1999 increased on average approximately 10% per physician. Capitation revenues increased to $1,312,000 and $2,674,000 for the three and six months ended June 30, 1999 as compared with $1,145,000 and $2,311,000 for the same periods in 1998 representing increases of $167,000 and $363,000 or 15% and 16%, respectively. The increase in capitation revenues was primarily attributable to an increase in the aggregate number of enrollees to approximately 358,000 at June 30, 1999 as compared to approximately 320,000 at June 30, 1998, an increase of approximately 38,000 enrollees or 12%. Management fees increased to $561,000 and $904,000 for the three and six months ended June 30, 1999 as compared with $288,000 and $327,000 for the same periods in 1998 primarily as a result of transitional management fees earned in conjunction with integration of our acquired affiliated practices. For the three and six months ended June 30, 1999, we recorded as revenue earnings from our equity interests in Atlanta Surgery Center and Marietta Surgery Center in the amount of $473,000 and $768,000. This revenue is not included in the three and six months ended June 30, 1998. As a result of the foregoing factors, our net revenue increased to $23,131,000 and $44,642,000 for the three and six months ended June 30, 1999 as compared with $14,213,000 and $26,218,000 for the same periods in 1998, representing increases of $8,918,000 and $18,424,000 or 63% and 70% respectively.

         Provider Claims, Wages and Benefits. Provider claims, wages and benefits, which includes physician compensation, increased to $15,270,000 and $29,353,000 for the three and six months ended June 30, 1999, as compared with $9,530,000 and $17,455,000 for the same periods in 1998 representing increases of $5,740,000 and $11,898,000 or 60% and 68%, respectively. The dollar increase in provider claims, wages and benefits is primarily attributable to the increase in the number of affiliated physicians managed by us and the addition of non-medical personnel at our affiliated practices required to support the increase in the number of affiliated physicians. As a percent of net revenue, provider claims, wages and benefits decreased slightly to 66% for both the three and six month periods ended June 30, 1999 as compared to 67% for the same periods in 1998.

         General and Administrative. General and administrative expenses increased to $4,043,000 and $8,008,000 for the three and six months ended June 30, 1999 as compared with $2,562,000 and $4,820,000 for the same periods in 1998, representing increases of $1,481,000 and $3,188,000 or 58% and 66%, respectively. These increases are primarily attributable to the addition of personnel and greater support costs associated with our expansion during 1998. As a percent of net revenue, general and administrative expenses were 18% for both the three and six months ended June 30, 1999 as compared to 18% for the same periods in 1998.

         Depreciation and Amortization. Depreciation and amortization expenses increased to $686,000 and $1,373,000 for the three and six months ended June 30, 1999 as compared with $403,000 and $686,000 for the same periods in 1998, representing increases of $283,000 and $687,000 or 70% and 100%, respectively. These increases were primarily the result of the increases in intangible assets, or goodwill, resulting from additional acquisitions and resulting increases in amortization of intangible assets associated with these acquisitions, as well as investments in equipment, leasehold improvements and management information systems and resulting increases in depreciation of these assets. As a percent of net revenue, depreciation and amortization expense remained at 3% for both the three and six month periods ended June 30, 1999 as compared to 3% for the same periods in 1998.

         Other Income (Expense). Other expense for the three and six months ended June 30, 1999 was $219,000 and $234,000, respectively representing interest expense related primarily to the subordinated seller notes and borrowings in conjunction with our $45,000,000 senior credit facility which was offset by interest income earned on interest bearing promissory notes and the short term investment of excess cash and cash equivalents. Other income for the three and six months ended June 30, 1998 was $125,000 and

$154,000, respectively and was derived from interest income earned on the short term investment of cash and cash equivalents net of amounts of interest paid primarily on the subordinated seller notes.

         Income Taxes. Income taxes were provided for at 39% effective tax rates for the three and six month periods ended June 30, 1999 and 1998 respectively.

         Net Income. As a result of the foregoing factors, net income increased to $1,777,000 and $3,462,000 for the three and six months ended June 30, 1999 as compared to $1,124,000 and $2,081,000 for the same periods in 1998, representing increases of $653,000 and $1,381,000 or 58% and 66%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We utilize capital primarily:

- to acquire assets or equity of physician practices and related ancillary businesses;

-        to acquire equipment utilized by our affiliated practices;

- to fund corporate capital expenditures including management information systems; and

-        to fund ongoing corporate working capital requirements.

         At June 30, 1999, we had working capital of $15,801,000 compared to $18,388,000 at December 31, 1998, a decrease of $2,587,000. The decrease in working capital was due primarily to the decrease in cash and cash equivalents at June 30, 1999 relating to the cash consideration paid for acquisitions completed by us during the six month period ended June 30, 1999.

         For the six month period ended June 30, 1999 net cash provided by operating activities was $1,332,000 compared to net cash used in operating activities of $111,000 for the same period in 1998. Net cash provided by operating activities for the period ended June 30, 1999 consists of our net income, increased by non-cash expenses such as depreciation and amortization and decreased by non-cash earnings from our equity interests in Atlanta Surgery Center and Marietta Surgery Center, and adjusted by changes in the components of working capital primarily accounts receivable, prepayments and accounts payable.

         Net cash used in investing activities was $7,541,000 for the six month period ended June 30, 1999 compared to $11,228,000 for the same period in 1998. Our uses of cash in investing activities related primarily to acquisitions and capital expenditures in both the 1999 and 1998 periods. For the six month period ended June 30, 1999 we received a distribution from our equity interest in Atlanta Surgery Center of approximately $574,000.

         Net cash provided by financing activities was $2.7 million for the six month period ended June 30, 1999 primarily due to borrowings of approximately $2.9 million under our $45 million credit facility. For the same period in 1998 we realized net proceeds of $16.5 million in connection with a public offering of approximately 2.3 million shares of our common stock.

         On July 31, 1998, we closed on a four year $45 million amended and restated senior credit facility syndicated by Nationsbanc Montgomery Securities LLC. Syndicate lenders include NationsBank, N.A., PNC Bank and Rabobank Nederland (the "Credit Facility"). The Credit Facility replaced our $20 million senior credit facility. Borrowings under the Credit Facility (i) are secured by the assignment to the banks of our stock in all of our material subsidiaries and our accounts receivable, including the accounts receivable assigned to us by affiliated practices pursuant to management services agreements, (ii) are guaranteed by all material subsidiaries (including future subsidiaries) and
(iii) restrict us from pledging our assets to any other party. Advances under the Credit Facility will be used to fund acquisitions and working capital, will be governed by a borrowing base related primarily to our earnings before interest, taxes, depreciation and amortization ("EBITDA") and will bear interest, at our option, based upon either a prime-based or LIBOR-based rate. EBITDA is used by us as an indicator of our ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. The Credit Facility contains affirmative and negative covenants which, among other things, require us to maintain certain financial ratios

(including maximum indebtedness to pro forma EBITDA, maximum indebtedness to capital, minimum net worth, minimum current ratio and minimum fixed charges coverage), limit the amounts of additional indebtedness, dividends, advances to our officers, shareholders and physicians, acquisitions, investments and advances to subsidiaries, and restrict changes in management and our business. As of August 13, 1999, we had approximately $5.8 million of borrowings outstanding under the Credit Facility with approximately $34.6 million available under the Credit Facility.

         During the three month period ended June 30, 1999, PSC Marietta Ambulatory Surgery, Ltd., a Georgia limited partnership ("PSC Marietta Partnership"), of which our subsidiary PSC Georgia Corp. is the sole general partner, and Atlanta ENT is the sole limited partner, acquired in the aggregate a 12.5% limited partnership interest in Marietta Outpatient Surgery, Ltd., a Georgia limited partnership ("Marietta Surgery Center"). The aggregate purchase price was paid by us. Pursuant to the terms of the transaction, we and Atlanta ENT own 99% and 1% respectively, of the partnership interest in PSC Marietta Partnership provided that Atlanta ENT has an option to purchase up to 40% of the partnership interest from us based upon our cost of such interest. Marietta Surgery Center operates a multi-specialty ambulatory surgery center consisting of 8 operating rooms, in the Marietta suburb of metropolitan Atlanta. As a result of the transaction, effective April 1, 1999, the PSC Marietta Partnership will receive 12.5% of the distributions made by Marietta Surgery Center, and we and Atlanta ENT will receive our pro rata share of such distributions based on each of our respective ownership interests in the PSC Marietta Partnership.

         Also, during the three months period ended June 30, 1999, we acquired the assets of Computerized Tomography Center, Inc. ("CTC"), a diagnostic imaging center located in the northern suburbs of metropolitan Atlanta. CTC was previously an indirect wholly-owned subsidiary of PhyMatrix Corp.

         In connection with the PSC Marietta Partnership and CTC transactions completed by us during the three month period ended June 30,1999, we (i) paid an aggregate of $3,047,000 in cash, (ii) issued a subordinated promissory note in the principal amount of $125,000 with principal payments beginning in June 2000, and bearing interest at a rate of 6% per annum, (iii) agreed to pay in cash $192,900 upon the satisfactory completion of a computer upgrade installation and
(iv) entered into a Non Compete/Non Solicitation Agreement providing for additional cash consideration in the amount of $500,000 payable in equal monthly installments of $10,000 (without interest) for 35 consecutive months, with a final payment of $150,000 on the 36th month. In connection with these acquisitions, we paid approximately $240,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

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

         On June 14, 1999, our Board of Directors approved the terms of a definitive merger agreement with a new company formed by TA Associates, Inc. which will effect a recapitalization of Physicians' Specialty. Under the Merger Agreement, we will be recapitalized and each outstanding share of our common stock, other than certain of our shares held by management and certain affiliated physicians, will be converted into the right to receive $10.50 in cash, and certain of our indebtedness will be refinanced. Certain shares of our common stock held by Ramie A. Tritt, M.D., our Chairman of the Board and President, our other executive officers and certain affiliated physicians will be converted into shares of the surviving corporation and management will maintain an equity interest in the surviving corporation. If the proposed merger is consummated, we will become a private company.

         The proposed transaction is subject to certain conditions, including approval by our stockholders holding a majority of the outstanding shares, financing and other customary closing conditions. Our management and affiliated physicians holding approximately 3.6 million shares of our common stock (representing approximately 40% of the outstanding shares) have entered into a Voting Agreement, under which they have agreed to vote their shares in favor of the proposed merger. TA Associates and a syndicate of five commercial banks including and led by First Union National Bank have agreed, subject to certain terms and conditions to provide the necessary financing for the transaction.

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

         Practice management billing and accounts receivable systems. Our affiliated practices currently utilize software packages which were developed by large third party software development companies such as Medic, Medical Manager, Verysis and Reynolds & Reynolds. We have been in contact with all of these companies and believe that all Year 2000 compliant modified programs will be fully tested and implemented by us and our affiliates during the third quarter of 1999.

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

         Like virtually every company, we are at risk for the failure of major infrastructure providers to adequately address potential Year 2000 problems. We are highly dependent on a variety of public and private infrastructure providers to conduct our business. Failures of banking systems, basic utility providers, telecommunication providers and other services to achieve Year 2000 compliance, could have a material adverse effect on our and our affiliated practices' ability to conduct business. While we are aware of these risks, a complete assessment of all such risks is beyond the scope of our Year 2000 project.

         Through June 30, 1999, we have incurred costs of approximately $125,000 related to the Year 2000 issue. We do not anticipate that we will incur any additional material costs associated with addressing Year 2000 issues.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 18, 1999, a lawsuit was filed as a purported class action in the Chancery Court for New Castle County, Delaware on behalf of all holders of Physicians' Specialty Common Stock excluding the defendants and their related or affiliated entities. The lawsuit names a defendants Physicians' Specialty, six of the Company's seven directors (including the three members of the Special Committee) and TA Associates, Inc.

         The lawsuit alleges, among other things, that the directors of Physician's Specialty have breached their fiduciary duties to the Company's stockholders by approving the Merger. In particular, the lawsuit alleges that members of the Board of Directors suffer from conflicts of interest that made it impracticable for the Board of Directors to conduct a "bona fide" market check or auction of the Company prior to approval of the Merger. The lawsuit also alleges that the announcement of the Merger was timed to place an artificial lid on the market price of Physicians' Specialty Common Stock. The lawsuit seeks among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, unspecified damages, attorneys' fees and other relief. Physicians' Specialty believes the lawsuit has no merit and intends to contest this lawsuit vigorously.

ITEM 5.     OTHER INFORMATION

         During the three month period ended June 30, 1999, PSC Marietta Ambulatory Surgery, Ltd., a Georgia limited partnership ("PSC Marietta Partnership"), of which our subsidiary is the sole general partner, and Atlanta ENT is the sole limited partner, acquired in the aggregate a 12.5% limited partnership interest in Marietta Outpatient Surgery, Ltd., a Georgia limited partnership. The aggregate purchase price was paid by us. Pursuant to the terms of the transaction, we and Atlanta ENT own 99% and 1% respectively, of the partnership interest in PSC Marietta Partnership. Atlanta ENT has an option to purchase up to 40% of the partnership interest from us based upon our cost of such interest. Marietta Surgery Center operates a multi-specialty ambulatory surgery center consisting of 8 operating rooms, in the Marietta suburb of metropolitan Atlanta. As a result of the transaction, effective April 1, 1999, the PSC Marietta Partnership will receive 12.5% of the distributions made by Marietta Surgery Center and we and Atlanta ENT will receive our pro rata share of such distributions based on our ownership interest in the PSC Marietta Partnership.

         Also, during the three months period ended June 30, 1999, we acquired the assets of CTC, a diagnostic imaging center located in the northern suburbs of metropolitan Atlanta. CTC was previously an indirect wholly-owned subsidiary of PhyMatrix Corp.

         In connection with the PSC Marietta Partnership and CTC transactions completed by us during the three month period ended June 30,1999, we (i) paid an aggregate of $3,047,000 in cash, (ii) issued a subordinated promissory note in the principal amount of $125,000 with principal payments beginning in June 2000, and bearing interest at a rate of 6% per annum, (iii) agreed to pay in cash $192,900 upon the satisfactory completion of a computer upgrade installation and
(iv) entered into a Non Compete/Non Solicitation Agreement providing for additional cash consideration in the amount of $500,000 payable in equal monthly installments of $10,000 (without interest) for 35 consecutive months, with a final payment of $150,000 on the 36th month. In connection with these acquisitions, we paid approximately $240,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

         On June 14, 1999, our Board of Directors approved the terms of a definitive merger agreement with a new company formed by TA Associates, Inc. which will effect a recapitalization of Physicians' Specialty. Under the Merger Agreement, we will be recapitalized and each outstanding share of our common stock, other than certain shares held by management and certain affiliated physicians, will be converted into the right to receive $10.50 in cash, and certain of our indebtedness will be refinanced. Certain shares of our common stock held by Ramie A. Tritt, M.D., our Chairman of the Board and President, our other executive officers and certain affiliated physicians will be converted into shares of the surviving corporation and management will maintain an equity interest in the surviving corporation. If the proposed merger is consummated, we will become a private company.

         The proposed transaction is subject to certain conditions, including approval by our stockholders holding a majority of the outstanding shares, financing and other customary closing conditions. Our management and affiliated physicians holding approximately 3.6 million shares of our common stock (representing approximately 40% of the outstanding shares) have entered into a Voting Agreement, under which they have agreed to vote their shares in favor of the proposed merger. TA Associates and a syndicate of five commercial banks including and led by First Union National Bank have agreed, subject to certain terms and conditions, to provide the necessary financing for the transaction.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Agreement and Plan of Merger dated as of June 14, 1999 by and among Physicians' Specialty Corp., TA MergerCo., Inc., TA/Advent VIII, L.P., TA/Atlantic and Pacific IV, L.P., TA Investors LLC and TA Executives Fund LLC (1)

10.60 Stock Option Exercise and Termination Agreement dated as of June 14, 1999 by and among Physicians' Specialty Corp. and each of the individuals listed on Exhibit A thereto.

10.61 Voting Agreement dated as of June 14, 1999 among TA MergerCo, Inc., the persons listed on Exhibit A thereto, and Physicians' Specialty Corp.

10.62 Rollover Agreement dated as of June 14, 1999 by and among TA MergerCo., Inc. and each of the entities listed on the signature pages attached thereto.

10.63 Stock Purchase Agreement dated as of June 14, 1999 by and among TA/Advent VIII, L.P., TA/Atlantic and Pacific IV, L.P., TA Executives Fund LLC, TA Investors LLC and the holders of the capital stock of Physicians' Specialty Corp. listed on Exhibit A thereto.

10.64 Registration Rights Agreement dated as of June 14, 1999 by and among TA MergerCo, Inc. and each of the persons listed on the signature pages attached thereto.

10.65 Stockholders Agreement dated as of June 14, 1999 by and among TA MergerCo, Inc. and each of the persons listed on the signature pages attached thereto.

10.66 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Richard D. Ballard.

10.67 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Gerald R. Benjamin.

10.68 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Lawrence P. Kraska.

10.69 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Ramie A. Tritt, M.D.

27.1     Financial Data Schedule (for SEC use only)

---------------

         (1) Incorporated by reference to our Current Report on Form 8-K filed on June 18, 1999.


(b)      Reports on Form 8-K

         During the three months ended June 30, 1999, we filed a current report on Form 8-K on June 14, 1999 reporting information under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHYSICIANS' SPECIALTY CORP.

DATE  August 16, 1999                   /s/ Robert A. DiProva
    --------------------                ----------------------------------------
                                        Robert A. DiProva Executive Vice
                                        President and Chief Financial Officer