Form 10-K/A
period 1998-12-31
PHYSICIANS SPECIALTY CORP
filed 1999-09-29
CIK 1027429

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-K/A NO.2
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(c) Narrative Description of Business

         GENERAL

         We provide comprehensive practice management services to physician practices and health care providers specializing in the treatment and management of ENT diseases, including specialists practicing in the fields of allergy, audiology, oral surgery, plastic surgery and sleep medicine. We seek to affiliate with physician practices and health care professionals who provide high quality, cost effective medical and surgical services to fee-for-service patients and capitated managed care enrollees. We provide:

- -        financial and administrative management;

- -        enhancement of clinical operations;

- -        access to ancillary services;

- -        network development and payor contracting services, including the negotiation and administration of capitated arrangements.

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

Significant changes in the way physicians organize themselves have been precipitated and accelerated by:

- -        the emphasis on cost containment;

- -        the consolidation of the health care market in general;

- -        the increased market share of managed care companies;

- -        the transfer of risk from payors to providers; and

- -        the focus on improving the quality of patient care.

         Health care in the United States historically has been delivered by a fragmented system of health care providers, including hospitals, individual physicians and physician group practices. Compared to physician practice management companies and larger group practices, individual physicians and small group practices tend to have limited capacity for any of the following:

- -        ties to other health care providers, restricting their ability to coordinate care across a variety of specialties;

- -        access to patients;

- -        capital to invest in new clinical equipment and technologies; and

- -        purchasing power with vendors of medical supplies.

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

         In response to the foregoing factors, physicians are increasingly forming larger group practices and affiliating with physician networks and physician hospital organizations. Physicians are also affiliating with physician practice management companies in order to gain greater access to:

- -        third party payor contracts;

- -        patient information and management systems;

- -        leverage with vendors and payors;

- -        capital resources; and

- -        ancillary services frequently unavailable to independent practitioners.

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

Otolaryngology

         Otolaryngology is the management of diseases and disorders of the ear, nose, nasal passages, sinuses, larynx, mouth and throat, as well as structures of the neck and face. An otolaryngologist is commonly referred to as an ENT physician and provides some or all of the following subspecialty services:

- -        Pediatric Otolaryngology: the medical and surgical treatment of diseases of the ear, nose and throat in children.

- -        Head and Neck Surgery: the medical and surgical treatment of cancerous and noncancerous tumors in the head and neck, including thyroid and parathyroid surgery.

- -        Rhinology: the medical and surgical treatment of disorders of the nose and sinuses.

- -        Allergy: the medical treatment of inhalant allergies affecting the upper respiratory system.

- -        Facial Plastic and Reconstructive Surgery: the treatment of cosmetic, functional and reconstructive abnormalities of the face and neck.

- -        Otology/Neurotology: the medical and surgical treatment of diseases of the ear, including traumatic and cancerous disorders of the external, middle and inner ear, as well as the nerve pathways which affect hearing and balance.

- -        Laryngology: the medical and surgical treatment of disorders of the throat, including the voice.

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

- ----------
* Includes one dentist.

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

         Under the terms of the management services agreements, we:

- -        assist the affiliated practices in strategic planning, preparation of operating budgets and capital project analysis;

- -        coordinate group purchasing of supplies, inventory and insurance for the practices;

- -        assist the affiliated practices in physician recruitment by introducing physician candidates to the affiliated practices and advising the affiliated practices in structuring employment arrangements

- -        provide or arrange for a variety of additional services relating to the day-to-day non-medical operations of the affiliated practices, including:

- -        managing and monitoring each practice's billing levels, invoicing and accounts receivable collection by payor type;

- -        accounting and payroll services and records; and

- -        cash management and centralized disbursements.

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

         Our system integrates the following functions:

- -        tracking referrals from primary care and other physicians;

- -        issuing and managing authorization for surgeries and tracking diagnoses, procedures and admissions;

- -        processing claims for physician payment;

- -        providing extensive customized management reports, including diagnosis and procedure utilization data; and

- -        maintaining support files.

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

COMPETITION

         The physician practice management industry is highly competitive. The restructuring of the health care system is leading to rapid consolidation of the existing highly fragmented health care delivery system into larger and more organized groups and networks of health care providers. We expect competition to increase as a result of consolidation and ongoing cost containment pressures, among other factors. We compete with:

- -        physician practice management companies;

- -        hospitals;

- -        managed care companies;

- -        physician practices; and

- -        other competitors seeking to affiliate with physicians or provide management services to physicians.

As compared to us, many of these competitors are:

- -        significantly larger;

- -        provide a wider variety of services;

- -        have greater experience in providing practice management services;

- -        have longer established relationships with customers for these services; and

- -        have access to substantially greater financial resources.

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

         Physicians are facing the challenge of providing quality patient care while experiencing rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. We believe that competition for patients is dependent upon:

- -        the geographic coverage of affiliated practices;

- -        the reputation and referral patterns of affiliated physicians; and

- -        the breadth of ENT and related specialty medical and surgical professional services provided by physicians practicing at our affiliated practices.

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

MEDICAL ADVISORY BOARD

         We have a medical advisory board whose responsibilities include:

- -        reviewing the medical appropriateness of our policies and procedures with respect to disease management and utilization management protocols and practice and surgery guidelines;

- -        consulting with us on acquisitions;

- -        reviewing the medical appropriateness of information systems utilized or developed by us;

- -        evaluating new medical technologies to be utilized by affiliated practices; and

- -        developing and coordinating our sponsored managed care and practice management seminars for ENT physicians.

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

Acquisition Agreements

         Pursuant to acquisition agreements, we acquire either:

- -        substantially all of the assets utilized in a practice, other than certain excluded assets such as employment agreements and patient charts, records and files, and assume certain liabilities of the practice group; or

- -        the equity of the practice.

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

Management Services Agreements

         Our management services agreements provide for the affiliated practice to:

- -        assign to us all of its non-governmental accounts receivable and all of its rights and interest in the proceeds of its governmental accounts receivable, or the revenue it receives, to the extent permitted by applicable law; and

- -        grant to us the right to collect and retain the proceeds of the accounts receivable, or revenue, for our account to be applied in accordance with the management services agreements.

- -        grant to us the right to grant a security interest and factor the accounts receivable to secure our borrowings under our credit facility.

         We generally retain a management fee equal to:

- -        a stipulated percentage of all revenue generated by or on behalf of physicians at the affiliated practice, after adjustment for contractual allowances, as payment for the services provided by us and non-allocable costs incurred by us as a result of providing management services; and

- -        an amount equal to all operating and capital expenses of the practice, including depreciation, amortization and interest.

In New York, in order to comply with state law, the affiliated practice reimburses us for the practice's operating and non-operating expenses and pays us a fixed management fee.

         Under our management services agreement, we are responsible for the payment for and incur:

- -        operating expenses of the affiliated practice, including salaries and benefits of non-medical employees of the practice, lease obligations for office space and equipment and medical and office supplies; and

- -        the non-operating expenses of the affiliated practice.

We pay for all these expenses, including our fees, directly out of the proceeds of the accounts receivable, or revenue, assigned to us by the affiliated practice. The remaining net practice revenue is remitted to the affiliated practice.

         The affiliated practice retains the responsibility for:

- -        compensating physician employees and physician assistants;

- -        paying insurance premiums and deductibles for professional liability insurance policies;

- -        ensuring that affiliated physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties; and

- -        complying with federal and state laws and regulations applicable to the practice of medicine.

The affiliated practice also retains exclusive control over all aspects of the practice of medicine and the delivery of medical services.

         Under the management services agreements, we:

- -        act as the exclusive manager and administrator relating to all non-medical operations of the affiliated practice;

- -        bill patients, insurance companies and other third party payors and collect, on behalf of the affiliated practice, the fees for professional medical services and other services and products rendered or sold by the affiliated practice;

- -        provide clerical, accounting, purchasing, payroll, bookkeeping and computer services and personnel and information management services to the affiliated practice;

- -        supervise and maintain custody of all files and records of the affiliated practice;

- -        provide facilities, furniture and equipment for the affiliated practice;

- -        prepare all annual and capital operating budgets of the affiliated practice;

- -        order and purchase inventory and supplies as reasonably required by the affiliated practice;

- -        provide financial and business assistance to the affiliated practice in the negotiation, establishment, evaluation and administration of contracts and relationships with managed care and other similar providers and payors; and

- -        perform administrative services relating to the recruitment of physicians for the affiliated practice.

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

         In addition, affiliated physicians agree:

- -        not to disclose any confidential and proprietary information of the affiliated practice during the term of the agreement and for a certain period following the termination of the agreement;

- -        to assign to the affiliated practice all revenue related to contracts with managed care companies and grant the affiliated practice the right to enter into such contracts on behalf of the physicians; and

- -        to exercise independent professional and ethical judgment in all patient care responsibilities.

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

In connection with this transaction, we:

- -        paid approximately $5.4 million in cash;

- -        discharged approximately $3.8 million of liabilities; and

- -        issued a note in the principal amount of approximately $6.4 million, payable in May 2003.

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

         Since January 1, 1998, we also acquired:

- -        substantially all of the assets and assumed certain contractual liabilities of one ENT physician practice in the metropolitan New York area, four ENT physician practices in South Florida, one ENT physician practice in the metropolitan Atlanta area and one ENT physician practice in the metropolitan Cleveland area;

- -        a minority limited partnership interest in Atlanta Surgery Center, a limited partnership operating three multi-speciality ambulatory surgery centers; and

- -        substantially all of the assets of Preferred Diagnostic Services, which operates 12 sleep centers in the metropolitan Atlanta area.

         In connection with these acquisitions, we:

- -        paid an aggregate of approximately $8.1 million in cash;

- -        issued an aggregate of 69,873 shares of common stock, valued at the time of issuance at an aggregate of approximately $532,000:

- -        agreed to issue to four of the affiliated practices beginning in
         February 1999, an aggregate of 79,675 additional shares of common stock, valued at the time of issuance at an aggregate of approximately $628,000;

- -        issued a subordinated convertible promissory note in the principal amount of $250,000, payable in April 2000, accruing interest at a rate of 6% per annum and is payable in cash or our common stock, at our option;

- -        issued subordinated promissory notes in the aggregate principal amounts of approximately $1.4 million which notes accrue interest at 6% per annum payable quarterly beginning in May 1999 with five annual equal payments of principal beginning on February 1, 2000; and

- -        issued a non-interest bearing contingent subordinated promissory note in the principal amount of $150,000. The payment of this note is contingent upon the physicians or practice holding such note reaching certain performance targets. This contingent note is payable by us, at our option, in cash or shares of our common stock, valued at the average closing price of our common stock for the ten trading days preceding the date of delivery of such shares.

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

         We intend to develop or acquire additional ENT provider networks in order to enter into exclusive managed care contracts with payors. We expect that the networks will consist of affiliated physicians and related specialists as well as non-affiliated physicians and other health care providers engaged in ENT and related specialties who will enter into network administration agreements with us. These agreements will provide for us to manage the provider network, negotiate managed care contracts and perform quality and utilization management functions. We anticipate working with specialty group practices in:

- -        developing capitated contract proposals;

- -        evaluating and assembling provider networks;

- -        negotiating contract rate schedules and exclusions;

- -        utilization and quality management; and

- -        developing provider compensation methodologies.

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

CAPITATED AGREEMENTS WITH THIRD PARTY PAYORS

         Under participation agreements between us and the physicians providing services to managed care enrollees, the physicians must follow administrative procedures established by us and the managed care companies, such as:

- -        referring enrollees to participating providers;

- -        obtaining prior authorization for certain procedures; and

- -        participating in quality and utilization management programs.

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

Stark Legislation, Fraud and Abuse Laws and Similar Laws

         We and our affiliated physicians are subject to a variety of laws and regulations governing the referral of patients for certain health services to entities with which the referring physician has a financial relationship. Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. The Stark Law prohibits, subject to certain exceptions, a physician, or a member of the physician's immediate family, from referring Medicare or Medicaid patients or patients in federally funded health care programs for "designated health services" to an entity with which the physician has a financial relationship. The designated health services include clinical laboratory services, radiology services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The Stark Law further imposes reporting requirements on any entity providing covered items or services for which payment may be made under Medicare or Medicaid. An entity is required to report information concerning the entity's ownership, investment and compensation arrangements. The penalties for violating the Stark Law include:

- -        substantial civil or criminal penalties;

- -        denial of payment; and

- -        exclusion from participation in the Medicare, Medicaid and federally funded health care programs.

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

         We and our affiliated physicians are also subject to federal and state fraud and abuse laws. These laws include the federal anti-kickback statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any remuneration, directly or indirectly in return for:

- -        the referral of patients for items or services that are paid for in whole or in part; or

- -        arranging for the furnishing of items and services that are paid for in whole or in part by Medicare, Medicaid or federally-funded programs.

The courts and the Office of Inspector General of The Department of Health and Human Services have stated that the anti-kickback statute is violated if one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. In April 1998, the Office of Inspector General of the Department of Health and Human Services issued an advisory opinion which states that a percentage based management arrangement between a physician practice management company and a physician group could violate the federal anti-kickback statute if one of the purposes of the arrangement is to compensate the management company for its efforts to arrange for referrals for the group through its services provided to the group, including marketing and advertising. Violations of the anti-kickback statute are punishable by criminal or civil penalties and/or exclusion of the provider from future participation in the Medicare, Medicaid and federally-funded programs. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Although satisfaction of the requirements of these safe harbors provides protection from enforcement action under the anti-kickback legislation, failure to meet the safe harbors does not necessarily mean that the activity violates the statutory prohibitions. Rather, the legality of a particular business arrangement will be assessed by comparing the particular facts of the transaction to the proscriptions of the statute. In addition, a number of states have enacted similar laws, which vary from state to state, prohibiting remuneration or fee-splitting arrangements between health care providers for the referral of patients to a particular provider, regardless of the payor source. Also, under separate statutes, including the Federal False Claims Act, submission of claims for payment that are "not provided as claimed" may lead to:

- -        civil monetary penalties;

- -        criminal fines and imprisonment; and/or

- -        exclusion from participation in the Medicare, Medicaid and federally-funded health care programs.

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

- ----------

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

RECENT SALES OF UNREGISTERED SECURITIES

         We did not issue any equity securities during the quarter ended December 31, 1998 which were not registered under the Securities Act of 1933, as amended, except as follows:

- -        we granted options to purchase an aggregate of 21,000 shares of our common stock under our 1996 HealthCare Professionals Stock Option Plan; and

- -        we issued an aggregate of 276,249 shares of our common stock under the terms of acquisitions which were completed during 1997.

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

         Our revenue is derived:

- -        under management services agreements with affiliated practices;

- -        from our capitated managed care contracts;

- -        from patient service revenue generated by physicians employed by us;
         and

- -        from earnings related to ambulatory surgery centers in which we own a minority interest.

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

- -        the assimilation of the operations and personnel of affiliated practices;

- -        the contingent and latent risks associated with the past operations of and other unanticipated problems arising in affiliated practices;

- -        increased competition for acquisition opportunities;

- -        the need to hire and retain additional management and administrative personnel and expand operational systems;

- -        charges to operations for depreciation and amortization and, to the extent debt financing is used, interest expense; and

- -        if we issue equity securities in connection with future acquisitions or seek additional equity financings, our existing stockholders will experience dilution.

     We cannot predict whether:

- -        we can effectively implement our acquisition strategy or that such strategy will be successful;

- -        we will be able to affiliate with physician practices on terms favorable to us;

- -        the operations of any practices we acquire can be successfully integrated into our business;

- -        we will realize any benefits of the affiliations;

- -        there will be substantial unanticipated costs associated with new acquisitions; or

- -        we can profitably provide management services to any specialty physician practices that may be acquired in the future.

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

         If we are unable to retain our affiliated physicians our operations will be adversely affected. Our revenues depend primarily on:

- -        the fees and revenues generated by affiliated physicians;

- -        the continued participation of affiliated physicians providing medical services to enrollees of managed care companies that we have capitated contracts with; and

- -        to a lesser extent, independent physicians contracting with us to participate in provider networks which we have developed.

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

         Under our capitated contracts, we typically accept a pre-determined amount for professional services per patient per month from the payor in exchange for arranging for the provision of all covered professional services to the enrollees under the agreement. To the extent that the enrollees covered by such managed care contracts require more frequent or extensive care than is anticipated:

- -        our operating margins could be reduced; and

- -        the revenues derived from such contracts could be insufficient to cover the costs of the services provided.

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

         As an increasing percentage of patients enroll in managed care arrangements, our future success and ability to expand will depend in part upon our ability to:

- -        negotiate and renew on behalf of physicians, contracts with managed care payors on terms favorable to us;

- -        increase the number of managed care enrollees served by physicians providing services under our managed care contracts;

- -        contract on a favorable basis with additional physicians to provide medical professional services to such enrollees; and

- -        effectively manage health care costs through various methods, including competitive pricing and utilization management and review for purchased services.

The proliferation of capitated contracts in markets served by us could result in decreased predictability of operating margins. We cannot predict whether:

- -        we will be able to negotiate or renew, on behalf of physicians, satisfactory arrangements on a capitated basis;

- -        we will be able to contract with sufficient numbers of physicians to meet the requirements of managed care organizations; or

- -        that such arrangements will be profitable to us in the future.

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

         As of December 31, 1998, our indebtedness was approximately $11.3 million, representing approximately 19.5% of our total capitalization. Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

- -        a substantial portion of our cash flow from operations will be used to service our indebtedness;

- -        charges for interest expense adversely affect our results of operations;

- -        reduced funds are available for operations, business opportunities and other purposes;

- -        our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

- -        we are more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

- -        if we default under any of our debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Any of these risks may materially adversely affect our operations and financial condition and adversely affect our stock price.

Our indebtedness as of December 31, 1998 consisted of:

- -        borrowings under our credit facility in the aggregate amount of approximately $3.8 million;

- -        long-term subordinated promissory notes in the aggregate principal amount of approximately $7.6 million, which promissory notes have varying maturity dates and interest rates ranging from 5.6% to 6.0%; and

- -        contingent promissory notes in the aggregate principal amount of approximately $3.8 million, payable only if the holders of the notes achieve certain performance thresholds.

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

         Borrowings under our credit facility are governed by, among other factors, our earnings before interest, taxes, depreciation and amortization. We cannot predict whether:

- -        amounts available under our credit facility will be sufficient to fund future acquisitions; or

- -        if such amounts are not sufficient, that we will be able to obtain additional financing on terms acceptable to us or at all.

An inability to obtain such financing on favorable terms could limit our growth. Future borrowings under our credit facility will bear interest at variable rates. Accordingly, increases in interest rates would increase our interest expense and would adversely affect our cash flow and results of operations. In connection with our credit facility we:

- -        are required to maintain certain financial ratios;

- -        are restricted from engaging in certain activities; and

- -        have granted to the lenders a security interest in the capital stock of our subsidiaries and all of our accounts receivable, including the accounts receivable of affiliated practices assigned to us under our management services agreements.

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

         Both government and private payors have instituted cost containment measures designed to limit payments made to health care providers by:

- -        reducing reimbursement rates;

- -        limiting services covered;

- -        increasing utilization review of services;

- -        negotiating prospective or discounted contract pricing;

- -        adopting capitation strategies; and

- -        seeking competitive bids.

We believe that these trends will continue to result in a reduction of per patient revenue at our affiliated practices.

In addition, government reimbursement programs are subject to:

- -        statutory and regulatory changes;

- -        retroactive rate adjustments;

- -        administrative rulings; and

- -        government restrictions,

These reductions and trends materially decrease the range of services covered by such programs or the reimbursement rates paid for the medical services provided by our affiliated physicians which would have a material adverse effect on our operations and financial condition. Changes in the composition of third party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on our operating results. These measures may adversely affect:

- -        the amounts or types of services that may be reimbursable in the future; or

- -        the future reimbursement (including reductions in capitated rates) for any service offered by physicians.

         Substantially all of our revenue and the revenue of our affiliated practices has been, and are expected to continue to be, derived from:

- -        managed care companies;

- -        commercial insurers;

- -        Medicare; and

- -        other third party payors.

We depend on key personnel.

         Because we have a limited number of management personnel, we depend to a significant extent on our executive officers and key personnel, including:

- -        Ramie A. Tritt, M.D., our Chairman of the Board and President and a
         principal stockholder of Physicians' Specialty (and a principal stockholder of an affiliated practice);

- -        Richard D. Ballard, our Chief Executive Officer; and

- -        Lawrence P. Kraska, our Executive Vice President -- Operations.

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

         The physician practice management industry is highly competitive. We expect competition to increase as a result of the consolidation of the existing highly-fragmented health care delivery system into larger and more organized groups and networks of health care providers and ongoing cost containment pressures among other factors. We compete with:

- -        physician practice management companies;

- -        for-profit and nonprofit hospitals;

- -        managed care companies;

- -        physician practices; and

- -        other competitors seeking to affiliate with physicians or provide management services to physicians.

As compared to us, many of our competitors:

- -        are significantly larger;

- -        provide a wider variety of services;

- -        have greater experience in providing health care management services;

- -        have longer established relationships with customers for these services; and

- -        have access to substantially greater financial resources.

         Physicians are facing the challenge of providing quality patient care while experiencing:

- -        rising costs;

- -        strong competition for patients; and

- -        a general reduction of reimbursement rates by both private and government payors.

We believe that competition for patients is dependent upon, among other things:

- -        the geographic coverage of affiliated practices;

- -        the reputation and referral patterns of affiliated physicians; and

- -        the breadth of ENT and related specialty medical and surgical services provided by physicians practicing at affiliated practices.

Therefore, our success is dependent upon our ability or our affiliated practices' ability to recruit, train and retain qualified health care professionals in new and existing markets. We face competition for these personnel from:

- -        other health care providers;

- -        research and academic institutions;

- -        government entities; and

- -        other organizations.

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

         Concern over the rising cost of health care has led to the emergence and increased prominence of managed care and a resulting increase in competition for managed care contracts. Our ability to compete successfully for exclusive managed care contracts may depend upon our ability:

- -        to manage utilization under such contracts; and

- -        to increase the number of physicians and other health care professionals included in our provider networks.


We compete for exclusive managed care contracts with

- -        physician practice management companies;

- -        multi-specialty physician practices; and

- -        certain other entities.

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

- -        price fixing; and

- -        market allocation.

The federal and state antitrust enforcement agencies have brought civil and criminal enforcement actions against the joint activities of physician organizations that violate antitrust laws. Anti-competitive activity may also be subject to private lawsuits by those injured by the activity. Collaboration regarding the pricing of services; market allocation; and certain other types of joint action, however, may be permissible in the context of an integrated joint venture if those activities are ancillary to otherwise legitimate purposes of the joint venture. The federal antitrust agencies, the Federal Trade Commission and the United States Department of Justice, have established "antitrust safety zones" for physician networks that meet certain criteria. The antitrust safety zones are for networks in which the providers:

- -        share substantial financial risk (e.g., capitation or substantial withholding); and

- -        constitute less than specified percentages (20% for exclusive networks and 30% for non-exclusive networks) of total providers in a specialty or subspecialty in the market.

Conduct outside the safety zones is not necessarily unlawful, but antitrust regulatory authorities will give greater scrutiny to the potential impact on overall competition. State antitrust agencies may or may not rely on antitrust analysis similar to that of the federal agencies. A determination that our operations violate federal or state antitrust laws could materially adversely affect our operations and financial condition. Regardless of the merit or eventual outcome of such a claim, an antitrust claim asserted by Federal or state antitrust agencies or a private party against us could:

- -        be costly to defend;

- -        consume management resources; and

- -        adversely affect our operations and financial condition.

We are subject to various government regulations.

         The health care industry is highly regulated. We cannot predict whether the regulatory environment in which we operate will change significantly in the future. In general, regulation of health care companies is increasing. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before:

- -        establishing certain types of health care facilities;

- -        offering certain services; or

- -        making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

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

         We and our affiliated practices are also subject to federal, state and local laws addressing issues such as:

- -        occupational health and safety;

- -        employment;

- -        medical leave;

- -        insurance regulations;

- -        civil rights and discrimination; and

- -        medical waste and other environmental issues.

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

- -        the federal anti-kickback statute; and

- -        the Stark Law.

The anti-kickback statute prohibits the offer, payment, solicitation or receipt of any direct or indirect remuneration in return for:

- -        the referral of patients for items or services for which payment may be made under Medicare, Medicaid or federally funded healthcare programs;
         or

- -        the ordering or arranging for the furnishing of items or services for which payment may be made under Medicare, Medicaid or federally-funded health care programs.

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

The Stark Law prohibits physicians' referrals for certain designated health services to entities with which they have financial relationships. Violations of these laws may result in:

- -        substantial civil or criminal penalties;

- -        denial of payment; and/or

- -        exclusion from participation in the Medicare, Medicaid and federally-funded health care programs.

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

         The laws of some states, including certain states in which we operate or may operate, prohibit non-physician entities from:

- -        practicing medicine; or

- -        exercising control over the professional judgments or decisions of physicians concerning the treatment and diagnosis of patients.

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

         Our business operations have not been the subject of judicial or regulatory interpretation. We cannot predict whether:

- -        our business and our contractual arrangements with affiliated practices and any practices with which we have arrangements in the future will not be successfully challenged as constituting the unlicensed practice of medicine or unlawful splitting of fees by physicians with non-physicians;

- -        review of our business and our arrangements with affiliated practices by courts or regulatory authorities will not result in determinations that could adversely affect our operations; or

- -        the health care regulatory environment will change so as to restrict our operations or their expansion.

Additionally, any claim or proceeding asserted by state or federal agencies or a private person against us or our affiliated practices could:

- -        be costly to defend;

- -        consume management resources; and

- -        adversely affect our reputation and business regardless of the merit or eventual outcome of such claim.

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

         Political, economic and regulatory influences are continuously subjecting the health care industry in the United States to fundamental change. On August 5, 1997, President Clinton signed the Balanced Budget Act which contemplates savings of $115 billion in Medicare spending and $13 billion in Medicaid spending over the five-year period from 1998 to 2002. The savings will result primarily from reductions in reimbursements to providers due to several factors, including but not limited to:

- -        alterations in the methodology for calculating physician fee schedule payments;

- -        application of a budget neutrality adjustment to prevent physician fees from increasing above a certain aggregate amount; and

- -        expansion of options for Medicare delivery including provider-sponsored organizations, HMOs, preferred provider organizations and private fee-for-service plans.

The Balanced Budget Act also establishes more stringent sanctions for convictions of health care related crimes including:

- -        permanent exclusion from participation in the Medicare program after conviction of three health care related crimes; and

- -        imposition of civil monetary penalties for violations of the federal anti-kickback statute.

Due to the enactment of this health care reform and uncertain interpretation of these reform measures by regulatory authorities, it is difficult to determine the impact that this reform will have upon us and our affiliated physicians. We cannot predict whether these reform measures will materially adversely affect our operations and financial condition. In addition to federal health care reform, some states in which we operate or may operate in the future are also considering various health care reform proposals. We anticipate that both federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies and that additional reforms will likely occur in the future. Due to uncertainties regarding the additional reforms and their enactment and implementation, we cannot predict:

- -        which, if any, reform proposals will be adopted;

- -        when they may be adopted; or

- -        what impact they may have on us.

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

         The provision of health care services entails the substantial risk of potential claims of medical malpractice and similar claims. We do not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to our affiliated physicians. We cannot predict whether claims will be asserted against us in the event that services provided by our affiliated physicians are alleged to have resulted in injury or other adverse effects. Medical malpractice claims have been asserted and are pending against a number of managed care companies. In addition, legislation has been proposed in various states expressly providing for medical malpractice liability for managed care companies. In the event that regulatory authorities determine that we are a managed care company, the enactment of any such laws could materially adversely affect our operations and financial condition. Successful malpractice claims could exceed the limits of our insurance. We cannot predict whether:

- -        we will be able to renew our insurance on commercially reasonable terms; or

- -        our insurance will provide adequate coverage against potential claims.

Regardless of the merit or eventual outcome of a malpractice claim asserted against us, such claim could:

- -        be costly to defend;

- -        consume management resources; and

- -        could adversely affect our reputation and business.

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

         The health care information industry is relatively new and is experiencing:

- -        rapid technological change;

- -        changes in physician and payor needs;

- -        frequent new product introductions; and

- -        evolving industry standards.

As the computer and software industries continue to experience rapid technological change, we must be able to adapt quickly and successfully update our clinical information systems so that they continue to integrate well with the computer platforms and other software employed by affiliated physicians. We may experience difficulties that could delay or prevent the successful development and introduction of system enhancements or new systems in response to technological changes. Our inability to respond to technological changes in a timely and cost-effective manner could materially adversely affect our operations and financial condition by reducing our ability to:

- -        facilitate receipt of accounts receivable of affiliated practices; and

- -        efficiently and accurately analyze and anticipate the costs incurred by associated physicians providing medical services pursuant to capitated managed care contracts.

We may incur significant costs if our systems are not Year 2000 compliant.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If our information technology and non-information technology systems fail to achieve Year 2000 compliance we would have to:

- -        purchase additional hardware and software components to update and enhance such systems; or

- -        purchase new systems which are Year 2000 compliant.

We cannot predict whether these costs would be material to our operations and financial condition. The failure of such systems to achieve Year 2000 compliance could result in:

- -        a slow down of our operations;

- -        adverse publicity;

- -        delays in collecting our accounts receivable; and

- -        delays in processing accounts payable.

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

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within our control. We cannot predict whether we, our affiliated practices, third parties or our payors will achieve Year 2000 compliance. If such compliance is not achieved, we have developed a contingency plan which includes:

- -        increasing normal inventories of critical supplies for our affiliated practices prior to December 31, 1999;

- -        ensuring an adequate line of bank credit if third party payor payments are disrupted; and

- -        ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

Control by Stockholders

Our existing officers, directors and principal stockholders control Physicians' Specialty reducing the influence of our other stockholders.

         As of March 29, 1999,

- -        Ramie A. Tritt, our Chairman of the Board and President, beneficially owned approximately 19% of our outstanding common stock;

- -        the other physicians at Atlanta ENT, an affiliated practice (excluding
         Dr. Tritt, the President of Atlanta ENT) in the aggregate beneficially owned approximately 17% of our outstanding common stock; and

- -        our other officers and directors (excluding Dr. Tritt) in the aggregate beneficially owned approximately 8% of our outstanding common stock.

As a result, these stockholders may be able to influence significantly:

- -        the election of our directors; and

- -        the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

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

         Any of these provisions could:

- -        discourage, hinder or preclude an unsolicited acquisition of
         Physicians' Specialty;

- -        make it less likely that our stockholders receive a premium for their shares as a result of any such attempt; and

- -        adversely affect the market price of our common stock.

Stock and Market Risks

Our stock price may be volatile.

         The stock prices of companies in the physician practice management industry have experienced significant price and volume fluctuations that are unrelated to operating performance. These market fluctuations may adversely affect our stock price. Factors which may affect our stock price also include:

- -        perceptions about conditions in the physician practice management and health care industries;

- -        variations in our quarterly operating results;

- -        changes in estimates of our earnings;

- -        the impact of various health care reform proposals; and

- -        general economic conditions.

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

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of Physicians' Specialty as that term is defined under the Act, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

- -        one percent of the then outstanding shares of our common stock; or

- -        the average weekly trading volume in our common stock during the four calendar weeks preceding such sale.

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

         We have outstanding at March 29, 1999:

- -        options to purchase 1,400,940 shares of common stock under our 1996
         Stock Option Plan; and

- -        options to purchase 103,500 shares of common stock under our 1996
         HealthCare Professionals Stock Option Plan; and

- -        warrants to purchase 220,000 shares of common stock.

         The existence of these securities may adversely affect us or our stockholders for many reasons, including:

- -        the market price of our stock may be adversely affected;

- -        if any of these securities are exercised, the value of the stock held by our stockholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;

- -        these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock;

- -        the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

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

(c) Exhibits



 EXHIBIT
 NUMBER            DESCRIPTION
 ------            -----------
  3.1         --   Certificate of Incorporation of the Registrant. (1)
  3.2         --   Amended and Restated By-laws of the Registrant. (1)
  4.1         --   Promissory Notes issued by the Registrant in connection with certain acquisitions. (6)
 10.1         --   Asset Acquisition Agreement dated November 26, 1996 between the
                   Registrant, PSC Management Corp. ("PSC Management") and Atlanta Ear,
                   Nose & Throat Associates, P.C.("Atlanta ENT"). (1)
 10.2         --   Acquisition Agreement dated November 26, 1996 between the Registrant,
                   PSC Acquisition Corp. and Ramie A. Tritt, M.D. (1)
 10.3         --   Amended and Restated Employment Agreement between the Registrant and
                   Ramie A. Tritt, M.D. dated as of February 10, 1997.(1)
 10.4         --   Employment Agreement between the Registrant and Richard D. Ballard dated as of November 26, 1996. (1)
 10.5         --   Employment Agreement between the Registrant and Gerald R. Benjamin dated as of M.D. dated as of November 26, 1996. (1)
 10.6         --   Management Services Agreement to be entered into between the Registrant,
                   PSC Management Corp. and Atlanta ENT. (1)
 10.8         --   Form of Registration Rights Agreement. (1)
10.10         --   Lease Agreement for office space located at The Medical Quarters, 5555
                   Peachtree Dunwoody Road, Suite 235, Atlanta, Georgia dated October 1, 1988 between Atlanta ENT and Ramie Tritt, M.D., as amended. (1)

10.11         --   Lease Agreement for office space located at the Gwinnett Medical Building,
                   3540, Duluth Park Lane, Duluth Georgia dated December 29, 1989 between
                   Duluth Professional Center, L.P., Gwinnett Pulmonology, P.C. and Atlanta
                   ENT, as amended. (1)
10.12         --   Lease Agreement for office space located at Eastside Physicians Center, 1700
                   Tree Lane, Snellville, Georgia dated July 11, 1994 and effective June 1, 1995 between Atlanta ENT and Eastside Physicians Center, L.P. (1)
10.13(b)      --   1996 Stock Option Plan, as amended.*
10.14         --   1996 Health Care Professionals Stock Option Plan. (1)
10.15         --   Form of Indemnification Agreement. (1)
10.16         --   Group Practice Managed Care Agreement dated September 1, 1992 by and between CIGNA HealthCare of Georgia, Inc. and The ENT Center of Atlanta,
                   Inc. +(1)
10.18         --   Agreement dated June 1, 1995 by and between United HealthCare of Georgia,
                   Inc. and Atlanta ENT Center for Physicians, Inc. +(1)
10.23         --   Employment Agreement between the Registrant and Robert A. DiProva dated as of January 6, 1997. (1)
10.24         --   Employment Agreement between the Registrant and Lawrence P. Kraska dated as of February 11, 1997. (1)
10.25         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and Metropolitan Ear, Nose & Throat, P.C.(1)
10.26         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and Atlanta Head and Neck Surgery, P.C.(1)
10.27         --   Acquisition Agreement dated as of February 13, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and  Ear, Nose & Throat, Associates P.C.(1)
10.28         --   Acquisition Agreement dated as of February 20, 1997 by and among the
                   Registrant, PSC Acquisition Corp. and W.J. Cornay, III, M.D., P.C. (1)
10.34         --   Agreement dated May 19, 1997 by and between the Registrant and Premier
                   HealthCare. (3)
10.35         --   Management Services Agreement dated July 1, 1997 by and among New
                   Allatoona E.N.T. & Facial Plastic Surgery, P.C., Thomas U. Muller, M.D.,
                   PSC Management Corp. and the Registrant. (4)
10.36         --   Management Services Agreement dated September 22, 1997 by and among
                   New Otolaryngology  Medical and Surgical Associates, Ltd., PSC
                   Management Corp. and the Registrant. +(4)
10.37              Specialist Group Physician Agreement dated August 1, 1997 by and between
                   AHI Medical Group Atlanta, P.C. and ENT Center of Atlanta, Inc. +(4)
10.38         --   Lease dated July 31, 1997 by and between the Registrant and Pavilion
                   Partners, L.P.(4)
10.39         --   Stock Purchase Agreement dated as of October 31, 1997 by and among the
                   Registrant, PSC Management Corp., South Florida Otolaryngology, Inc. and
                   the other parties named therein. (5)

10.41         --   Management Services Agreement dated October 31, 1997 by and among New
                   Ear, Nose & Throat Associates of South Florida, P.A., PSC Management
                   Corp. and the Registrant. (6)
10.42(a)      --   1997 Employee Stock Purchase Plan, as amended. (7)
10.43         --   Amendment No. 1 to Restated and Amended Lease Agreement dated January
                   1, 1998 between Ramie A. Tritt, M.D. and the Registrant as successor in interest to Atlanta ENT. (6)
10.44         --   Amendment dated March 19, 1998 to Agreement dated May 19, 1997 by and between the Registrant and Premium HealthCare. (6)
10.45         --   Amendment No. 1 to Employment Agreement dated as of March 25, 1998 between the Registrant and Gerald R. Benjamin. (8)
10.46         --   Stock Purchase Agreement dated as of May 1, 1998 by and among the
                   Registrant, PSC Acquisition and the other parties named therein. (7)
10.47         --   Management Services Agreement dated May 27, 1998 among the Registrant,
                   PSC Management Corp. and ENT Associates LLP. (9)
10.48         --   Management Services Agreement dated May 27, 1998 among the Registrant,
                   PSC Management Corp. and ENT Associates of New Jersey, P.C. (9)
10.49         --   Termination Letter terminating the Stock Purchase Agreement dated May 22,
                   1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein. (9)
10.50         --   Stock Purchase Agreement dated as of May 27, 1998 by and among the
                   Registrant, PSC Acquisition Corp. and the other parties named therein
                   (superseding the Stock Purchase Agreement dated as of May 1, 1998 by and among the Registrant, PSC Acquisition Corp. and the other parties named therein and filed as Exhibit 10.40 to the Registrant's Quarterly Report on
                   Form 10-Q for the three months ended March 31, 1998). (9)
10.51         --   Promissory Note in the Principal Amount of $6,401,986 issued by PSC
                   Acquisition Corp and PSC Management Corp. and guarantied by the
                   Registrant to Kurzman & Kisenberg, LLP as agent for the parties named therein. (9)
10.52         --   Provider Agreement dated June 12, 1998 by and between the Morgan Health
                   Group, and ENT Center of Atlanta, Inc. a wholly-owned subsidiary of the
                   Registrant. +(10)
10.53         --   Amended and Restated Credit Agreement dated as of July 31,
                   1998 by and among the Registrant, as borrower, and the
                   financial institutions party thereto.(11)
10.54         --   Network Agreement dated October 1, 1998 between United HealthCare of
                   Alabama, Inc. and Alabama ENT Center, Inc. +(11)
10.55         --   Amended and Restated Clinic Services Agreement dated October 1, 1998 by and among Cleveland Ear, Nose and Throat Center, Inc., PSC Management
                   Corp. and the Registrant. (11)
10.56         --   First Amendment to Amended and Restated Clinic Services Agreement
                   effective as of January 1, 1999 by and among Cleveland Ear, Nose and Throat
                   Center, Inc., PSC Management Corp. and the Registrant. (12)

10.57         --   Amended and Restated Management Services Agreement dated March 1,
                   1999 among the Registrant, PSC Management Corp. and ENT Associates,
                   LLP.*
21.1          --   Subsidiaries of the Registrant.*
23.1          --   Consent of Arthur Andersen LLP.
27.1          --   Financial Data Schedule (for SEC use only).*


- ----------


 + Confidential treatment was granted with respect to portions of this exhibit.
 *       Previously filed.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-17091) declared effective on March 20, 1997.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1997.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 24, 1998.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1(File No. 333-50419).
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 1998.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1998.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 13, 1999.

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

      In connection with these acquisitions, the Company (i) paid an aggregate of approximately $1.4 million in cash, (ii) issued an aggregate of 65,273 shares of common stock (valued at approximately $495,000), (iii) agreed to issue an aggregate of 78,038 additional shares of common stock (valued at the time of issuance at approximately $615,000) to four of the affiliated practices beginning in February 1999, (iv) issued a subordinated convertible promissory note in the principal amount of $250,000 that is convertible into shares of common stock valued at the average closing price of such common stock for the ten trading days preceding the date of delivery of such shares, and (v) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon the holder achieving certain performance targets. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $2.2 million.


      Additionally, in May 1998, the Company acquired (i) substantially all of the tangible assets and assumed certain contractual liabilities of Physicians' Domain, Inc., a White Plains, New York-based ENT physician practice management company ("Physicians' Domain") and (ii) the stock of three corporations that are successors to three ENT physician practices affiliated with Physicians' Domain (collectively "PDI"). In connection with the PDI transaction, the Company (i) paid approximately $5.4 million in cash, (ii) discharged approximately $3.8 million of liabilities of PDI, and (iii) issued a subordinated long-term promissory note in the principal amount of approximately $6.4 million. If the PDI practices achieve stipulated performance targets, the Company will pay an additional $500,000, in cash or shares of common stock, at the Company's option. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $2.2 million.

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

      In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center") in July 1998. The aggregate purchase price of approximately

      $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT has an option to purchase up to 40% of the partnership interest from the Company for an amount equal to the percentage of the PSC Partnership acquired by Atlanta ENT multiplied by the purchase price of $4.8 million. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area.


      Additionally in October 1998, the Company acquired the assets of Cleveland Ear, Nose, and Throat Center, Inc. ("Cleveland ENT") which had previously been affiliated with MedPartners, Inc. ("MedPartners"). In connection with the transaction, the Company entered into a clinic services agreement with Cleveland ENT maintaining the percentage of net income management fee structure which existed in the original agreement with MedPartners. Under the terms of the transaction, the Company granted Cleveland ENT a one-time option to unwind the transaction with the Company and repurchase all Cleveland ENT nonmedical assets acquired by the Company. Cleveland ENT's option to unwind the transaction expired on December 15, 1998. In connection with the acquisition of the assets of this practice, the Company (i) paid approximately $4.2 million in cash and (ii) issued a $150,000 noninterest bearing contingent promissory note which is payable at the Company's option in cash or the Company's common stock upon the holder achieving certain performance targets. The excess of the purchase price over the fair value of net assets acquired (goodwill) was approximately $2.9 million.




      The 1998 acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying statements of operations do not include revenues or expenses related to these acquisitions prior to the respective closing dates. Following are the Company's unaudited pro forma results for 1998 and 1997 assuming the acquisitions occurred on January 1, 1998 and 1997:




                                                    1998            1997
                                                -----------     -----------
Net revenues                                    $74,074,187     $44,837,546
Net income                                      $ 5,898,134     $ 1,915,980
Diluted earnings per share                      $      0.67     $      0.32
Diluted weighted average shares outstanding       8,806,245       6,028,678




      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1997 and 1998, or for future results of operations.


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


14.   SUBSEQUENT EVENTS (UNAUDITED)

      In January 1999, the Company loaned $1,475,000 to the Cleveland ENT physicians. This loan bears interest at a rate of 6% per annum and matures on the earlier of January 14, 2000, the termination of the management services agreement, or the termination of the employment of three or more of the physicians. In addition, the Company granted the physicians the right and option (the "Put Option") to require the Company to purchase from the physicians all of the outstanding shares of common stock of Ohio Nasal Sinus Center, Inc. ("ONSC"), the sole asset of which is a corporate domain name. The Put Option may be exercised by the physicians commencing January 10, 2000 and expiring on March 1, 2000. In the event the physicians exercise the Put Option, the Company would be required to purchase the ONSC common stock for approximately $2 million in cash and the issuance of a subordinated promissory note in the principal amount of $520,000

      (collectively, the "Put Purchase Price"). The subordinated promissory note would bear interest at a rate of 6% per annum and would be payable in four equal annual installments commencing on the first anniversary of the date of issuance of the note. In the event the Put Option is exercised by the physicians, the cash portion of the Put Purchase Price would be reduced by any amounts owed under the loan or any other monetary obligations owed by the physicians to the Company. Pursuant to the terms of the transaction, the Company has agreed to indemnify the physicians for certain matters arising out of the transaction. The Company expects loan repayment from Cleveland ENT physicians even if the Put Option is not exercised.


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

Date:  September 29, 1999               PHYSICIANS' SPECIALTY CORP.



                                        By:   /s/ Ramie A. Tritt
                                            -----------------------------------
                                            Ramie A. Tritt, M.D.
                                            Chairman of the Board and President





         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
/s/ Ramie A. Tritt                      Chairman of the Board and
- ------------------------------------    President (principal executive                      September 29, 1999
Ramie A. Tritt, M.D.                    officer)



/s/ Richard D. Ballard                  Chief Executive Officer and                         September 29, 1999
- -------------------------------------   Director
Richard D. Ballard



/s/ Gerald R. Benjamin                  Vice Chairman of the Board and                      September 29, 1999
- ------------------------------------    Secretary
Gerald R. Benjamin



/s/ Robert A. DiProva                   Executive Vice President and                        September 29, 1999
- ------------------------------------    Chief Financial Officer (principal
Robert A. DiProva                       financial and accounting officer)



/s/ Lawrence P. Kraska                  Executive Vice President-Operations                 September 29, 1999
- ------------------------------------
Lawrence P. Kraska



/s/ Edward R. Casas                     Director                                            September 29, 1999
- ------------------------------------
Edward R. Casas



/s/ Sidney Kirschner                    Director                                            September 29, 1999
- ------------------------------------
Sidney Kirschner


/s/ Steven L. Posar                     Director                                            September 29, 1999
- ------------------------------------
Steven L. Posar

/s/ Steven H. Sacks                     Director
- ------------------------------------
Steven H. Sacks                                                                             September 29, 1999