Form 10-Q/A
period 1999-03-31
PHYSICIANS SPECIALTY CORP
filed 1999-09-29
CIK 1027429

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



             1150 Lake Hearn Drive, Suite 640 Atlanta, Georgia 30342
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  404-256-7535
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

         In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price of approximately $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT had an option to purchase up to 40% of the partnership interest from the Company based upon the Company's cost. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area. In January 1999 Atlanta ENT issued a secured promissory note in the amount of $2,252,000 as consideration for an additional 39% equity interest in the PSC Partnership. In January 1999 the Company sold 39% of its equity in the PSC partnership to New Atlanta ENT.

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

              Our revenue is derived:

- -        from patient service revenue generated by physicians who are affiliated or employed by us;

- -        from our capitated managed care contracts;

- -        from earnings related to ambulatory surgery centers in which we own a minority interest; and

- -        from transitional management fees earned in conjunction with integration of our acquired affiliated practices.

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

LIQUIDITY AND CAPITAL RESOURCES

         We utilize capital primarily:

- -        to acquire assets or equity of physician practices;

- -        to acquire equipment utilized by our affiliated practices;

- -        to fund corporate capital expenditures including management information systems; and

- -        to fund ongoing corporate working capital requirements.

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

         There are three major IT system applications that we rely upon to process transactions and provide information for managing our operations. These applications have been identified as follows:

- -         accounting and financial reporting system;

- -         practice management billing and accounts receivable systems; and

- -         capitated claims processing and reporting system.

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

         Our current estimates of the amount of time and costs necessary to remediate and test our computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect our estimates of the amount of time and costs needed to modify and test our IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to:

- -        the availability and cost of personnel trained in this area;

- -        the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems;

- -        unanticipated failures in our IT and non-IT systems; and

- -        the planning and Year 2000 compliance success that third-parties attain.

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

         10.58 Agreement between the Registrant and Premier HealthCare dated January 13, 1999(3)

         10.59 Management Services Agreement dated February 1, 1999 among the Registrant, PSC Management Corp. and Preferred Diagnostic Services, Inc.(3)

         27.1     Financial Data Schedule (for SEC use only)(3)



(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 13, 1999.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


(3)      Previously filed.


(b)      Reports on Form 8-K

         During the three month period ended March 31, 1999, the Company filed a Current Report on Form 8-K on January 13, 1999 reporting information under Item 5.

- --------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHYSICIANS' SPECIALTY CORP.


DATE  September 29, 1999          /s/  Robert A. DiProva
      ------------------          ----------------------------------------------
                                  Robert A. DiProva Executive Vice President and
                                  Chief Financial Officer