Form 10-Q/A
period 1999-06-30
PHYSICIANS SPECIALTY CORP
filed 1999-09-29
CIK 1027429

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

                        Commission file Number: 001-12759

                           Physicians' Specialty Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)


           Delaware                                                            58-2251438
- -------------------------------                                     ---------------------------------
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


         In addition, PSC Ambulatory Surgery, Ltd., a Georgia limited partnership (the "PSC Partnership"), of which a subsidiary of the Company is the sole general partner, and Atlanta ENT, one of the Company's affiliated practices, is the sole limited partner, acquired in the aggregate a 17.5% limited partnership interest in Atlanta Surgery Center, Ltd., a Georgia limited partnership ("Atlanta Surgery Center"). The aggregate purchase price of approximately $4.8 million was paid in cash by the Company. Pursuant to the terms of the transaction, the Company and Atlanta ENT own 99% and 1%, respectively, of the partnership interest in the PSC Partnership provided that Atlanta ENT had an option to purchase up to 40% of the partnership interest from the Company based upon the Company's cost. Atlanta Surgery Center operates three multispecialty ambulatory surgery centers in the metropolitan Atlanta area. In January 1999, Atlanta ENT issued a secured promissory note in the amount of $2,152,000 as consideration for an additional 39% equity interest in the PSC Partnership. In January 1999 the Company sold 39% of its equity investment in the PSC partnership to New Atlanta ENT.


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

ACQUISITIONS FROM JANUARY 1, 1999 THROUGH JUNE 30, 1999

         During the three month period ended March 31, 1999, the Company acquired substantially all of the assets (other than certain excluded assets such as employment agreements and patient charts, records and files) and assumed certain contractual liabilities of (i) E.N.T. Medical Associates, Inc., P.C. ("ENT Medical"), and (ii) Advanced Surgical Arts, Inc. ("ASA"). In addition the Company acquired substantially all of the business assets and assumed certain contractual liabilities of Preferred Diagnostic Services,

Inc. ("PDS"). In connection with the ENT Medical, ASA, and PDS transactions completed by the Company during the three month period ended March 31, 1999 the Company, (i) paid an aggregate of $2,102,000 in cash, (ii) issued an aggregate of 4,600 shares of common stock (valued at the time of issuance at an aggregate of approximately $37,000, (iii) agreed to issue an aggregate of 1,637 shares of common stock (valued at an aggregate of approximately $13,000 and (iv) issued subordinated promissory notes in the aggregate principal amounts of $1,360,000 which accrue interest at a rate of 6% per annum payable quarterly beginning in May 1999 with principal payments beginning in February 2000. In connection with these acquisitions, the Company paid approximately $207,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.


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


         In connection with the PSC Marietta Partnership and CTC transactions completed by the Company during the three month period ended June 30,1999, the Company (i) paid an aggregate of $3,497,100 in cash (ii) issued a subordinated promissory note in the principal amount of $125,000 with principal payments beginning in June 2000, and bearing interest at a rate of 6% per annum, (iii) agreed to pay in cash $192,900 upon the satisfactory completion of a computer upgrade installation and (iv) entered into a Non Compete/Non Solicitation Agreement with PhyMatrix providing for additional cash consideration in the amount of $500,000 payable in equal monthly installments of $10,000 (without interest) for 35 consecutive months, with a final payment of $150,000 on the 36th month. In connection with these acquisitions, the Company paid approximately $240,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.


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

NOTE 13:  SUBSEQUENT EVENT


         On July 1, 1999, the Company acquired substantially all of the assets and assumed certain contractual obligations of Robert A. Mayers M.D., P.C., a solo allergy practice located in Rye Brook, New York. In connection with the acquisition of the assets of this practice, the Company paid $175,000 in cash. In addition the Company paid approximately $5,000 to Premier HealthCare an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.

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

LIQUIDITY AND CAPITAL RESOURCES

         We utilize capital primarily:

- -        to acquire assets or equity of physician practices and related ancillary businesses;

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


         In connection with the PSC Marietta Partnership and CTC transactions completed by us during the three month period ended June 30,1999, we (i) paid an aggregate of $3,497,100 in cash, (ii) issued a subordinated promissory note in the principal amount of $125,000 with principal payments beginning in June 2000, and bearing interest at a rate of 6% per annum, (iii) agreed to pay in cash $192,900 upon the satisfactory completion of a computer upgrade installation and
(iv) entered into a Non Compete/Non Solicitation Agreement providing for additional cash consideration in the amount of $500,000 payable in equal monthly installments of $10,000 (without interest) for 35 consecutive months, with a final payment of $150,000 on the 36th month. In connection with these acquisitions, we paid approximately $240,000 to Premier HealthCare, an affiliate of the Company's Vice Chairman and Secretary for advisory services rendered.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On June 18, 1999, a lawsuit, Chill v. Physicians' Specialty Corp., et al. (CA No. 17244NC), was filed as a purported class action in the Chancery Court for New Castle County, Delaware on behalf of all holders of Physicians' Specialty Common Stock excluding the defendants and their related or affiliated entities. The lawsuit names a defendants Physicians' Specialty, six of the Company's seven directors (including the three members of the Special Committee) and TA Associates, Inc.


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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

2.1 Agreement and Plan of Merger dated as of June 14, 1999 by and among Physicians' Specialty Corp., TA MergerCo., Inc., TA/Advent VIII, L.P., TA/Atlantic and Pacific IV, L.P., TA Investors LLC and TA Executives Fund LLC (1)

10.60 Stock Option Exercise and Termination Agreement dated as of June 14, 1999 by and among Physicians' Specialty Corp. and each of the individuals listed on Exhibit A thereto.(2)

10.61 Voting Agreement dated as of June 14, 1999 among TA MergerCo, Inc., the persons listed on Exhibit A thereto, and Physicians' Specialty Corp.(2)

10.62 Rollover Agreement dated as of June 14, 1999 by and among TA MergerCo., Inc. and each of the entities listed on the signature pages attached thereto.(2)

10.63 Stock Purchase Agreement dated as of June 14, 1999 by and among TA/Advent VIII, L.P., TA/Atlantic and Pacific IV, L.P., TA Executives Fund LLC, TA Investors LLC and the holders of the capital stock of Physicians' Specialty Corp. listed on Exhibit A thereto.(2)

10.64 Registration Rights Agreement dated as of June 14, 1999 by and among TA MergerCo, Inc. and each of the persons listed on the signature pages attached thereto.(2)

10.65 Stockholders Agreement dated as of June 14, 1999 by and among TA MergerCo, Inc. and each of the persons listed on the signature pages attached thereto.(2)

10.66 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Richard D. Ballard.(2)

10.67 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Gerald R. Benjamin.(2)

10.68 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Lawrence P. Kraska. (2)

10.69 Amendment to Executive Employment Agreement dated as of June 14, 1999 between Physicians' Specialty Corp. and Ramie A. Tritt, M.D. (2)

27.1     Financial Data Schedule (for SEC use only) (2)

- ---------------


         (1) Incorporated by reference to our Current Report on Form 8-K filed on June 18, 1999.

         (2)      Previously filed.


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